Form 10QSB
period 1998-09-30
SOLPOWER CORP
filed 1998-11-23
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

         For the transition period from _____________ to _______________


                        Commission File Number 001-14439


                              SOLPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Nevada                                         87-0384678
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                       7309 East Stetson Drive, Suite 102
                            Scottsdale, Arizona 85251
                    (Address of principal executive offices)

                                 (602) 947-6366
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         The number of shares outstanding of each of the issuer's classes of common equity was 23,391,560 shares of common stock, par value $.01, as of September 30, 1998.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS                     PAGE NUMBER

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements............................................  3
        Balance Sheet
          September 30, 1998 (unaudited) and March 31, 1998.............  3
        Statements of Operations
          Three Months and Six Months Ended September 30,
           1998 (unaudited).............................................  4
        Statement of Cash Flows
          Six Months Ended September 30, 1998 (unaudited)
           and 1997 (unaudited).........................................  5
        Notes to the Financial Statements...............................  6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  7

                                    PART II
                                OTHER INFORMATION

None....................................................................  8

                                   SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION

                                  BALANCE SHEET

                                               Six Months Ended     Year Ended
                                              September 30, 1998  March 31, 1998
                                              ------------------  --------------
                                                 (UNAUDITED)
                                     ASSETS
Current Assets
 Cash                                           $   47,816         $  183,842
 Inventory                                          91,445            101,906
 License Fee Receivable                          4,600,987          2,160,000
 Stock Subscription Receivable                     100,000            600,000
 Prepaid Expenses                                       --              2,917
                                                ----------         ----------
Total Current Assets                            $4,840,248         $3,048,665

 Property and Equipment, Net                       238,683            131,942
 Other Assets
 Marketing Rights                                   90,833             35,833
 Security Deposits                                  14,422             14,422
                                                ----------         ----------
Total Other Assets                              $  105,255         $   50,255
                                                ----------         ----------
    Total Assets                                $5,184,186         $3,630,862
                                                ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                               $       --         $    2,432
 Capital Lease Obligation, Current Portion           2,459              4,575
 Income Taxes Payable                           $  892,273             14,914
                                                ----------         ----------
Total Liabilities                               $  894,732         $   21,921
 Long Term Liabilities
 Capital Lease Obligation, Noncurrent Portion   $    5,167         $    5,167
 Advances Payable, Related Party                   240,901             39,725
                                                ----------         ----------
Total Long Term Liabilities                     $  246,068         $   44,892
                                                ----------         ----------

Total Liabilities                               $1,140,800         $   66,813
                                                ----------         ----------
Commitments and Contingencies
Stockholders' Equity
 Preferred Stock; $0.001 Par Value, 5,000,000
   Authorized; Issued and Outstanding, NONE
 Common Stock; $0.01 Par Value, 30,000,000
   Authorized; Issued and Outstanding,
   23,391,560 Shares at September 30, 1998
   and 17,391,560 Shares at March 31, 1998      $  233,915         $  173,916
   Additional Paid In Capital                   $3,410,904         $3,410,904
     Less:  Subscription Receivable               (300,000)          (400,000)
 Accumulated Profits (Deficit)                     698,567            (20,771)
                                                ----------         ----------
Total Stockholders' Equity                      $4,043,386         $3,164,049
                                                ----------         ----------
Total Liabilities and Stockholders' Equity      $5,184,186         $3,230,862
                                                ==========         ==========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                              SOLPOWER CORPORATION

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                             Six Months Ended          Three Months Ended
                                               September 30,              September 30,
                                            1998         1997          1998          1997
                                            ----         ----          ----          ----
Revenues                                $ 2,445,307  $        --   $    19,505   $        --

Expenses
  General and Administrative                849,877       95,838       464,060        36,642
                                        -----------  -----------   -----------   -----------

  Operating Income (Loss)                 1,595,430      (95,838)     (444,555)      (36,642)

Other Income (Expense)
  Interest Income                             2,189           --         1,881            --
  Interest Expense                             (925)          --          (462)           --
                                        -----------  -----------   -----------   -----------
Total Other Income (Expense)                  1,264           --         1,419            --
                                        -----------  -----------   -----------   -----------

Net Income (Loss) Before Provision
  for Income Taxes                        1,596,694      (95,838)     (443,136)      (36,642)

Provision for Income Taxes                  877,359           --            --            --
                                        -----------  -----------   -----------   -----------

Net Income (Loss) Available to
  Common Shareholders                   $   719,335  $   (95,838)  $  (443,136)  $   (36,642)
                                        ===========  ===========   ===========   ===========
Net Income (Loss) Per Common
  Share Equivalents                     $      0.04  $     (0.01)  $     (0.02)  $      0.00
                                        ===========  ===========   ===========   ===========
Weighted Number of Common Shares and
Common Share Equivalents Outstanding     18,891,560   11,311,560    18,891,560    11,311,560
                                        ===========  ===========   ===========   ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                              SOLPOWER CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                              September 30,
                                                           1998          1997
                                                           ----          ----
Cash Flows From Operating Activities:
  Net Income (Loss)                                   $   719,335     $ (95,838)
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash Used in Operating Activities:
    Depreciation and Amortization                          18,739         9,154
    Other Non-Cash Items                                       --       529,000
  Changes in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable             43,225            --
    (Increase) Decrease in License Fee Receivable      (2,397,761)           --
    (Increase) Decrease in Inventory                       10,461            --
    (Increase) Decrease in Prepaid Expenses                 2,917            --
    (Increase) Decrease in Security Deposits                   --       (15,260)
    (Increase) Decrease in Accounts Payable                 2,432            --
    (Increase) Decrease in Income Taxes Payable           877,359            --
                                                      -----------     ---------
  Total Adjustments                                    (1,533,943)      513,894
                                                      -----------     ---------
Net Cash Used in Operating Activities                    (814,608)      418,056

Cash Flows From Investing Activities:
  Capital Expenditures                                    120,480       (17,024)
                                                      -----------     ---------
Net Cash Flows Provided By (Used In)
  Investing Activities                                    120,480       (17,024)
Cash Flows From Financing Activities:
  Proceeds From Issuance of Common Stock                  600,000            --
  Capital Lease Obligations                                (2,116)       15,172
  Net Advances (Repayments) from Stockholders             201,178      (413,858)
                                                      -----------     ---------
Net Cash Provided by (Used In) Financing Activities       799,062      (398,686)

Increase (Decrease) in Cash and Cash Equivalents         (136,026)        2,346
Cash and Cash Equivalents Beginning of Year               183,842           437
                                                      -----------     ---------
Cash and Cash Equivalents End of Year                 $    47,816     $   2,783
                                                      ===========     ---------
Supplemental Information:
Cash Paid For:
  Interest                                            $       925     $      --
                                                      ===========     =========
  Income Taxes                                        $        --     $      --
                                                      ===========     =========
Non-Cash Investing and Financing:
  Issuance of Common Stock for Marketing
    Rights (Note 2)                                   $    60,000     $      --
                                                      ===========     =========
  Issuance of Common Stock in Exchange for
   Cancellation of a Portion of Advances Payable      $        --     $ 520,000
                                                      ===========     =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1998 included in the Company's report on Form 10- SB.

NOTE 2 - MARKETING RIGHTS

On June 17, 1998, the Company issued 6,000,000 shares of common stock at $.01 per share, or $60,000 in exchange for the exclusive North America sales, distribution, marketing and manufacturing rights for SP34E, a direct drop-in replacement refrigerant gas for R-12 and R-134a. The Company also will make royalty payments of $2.25 per kilogram of SP34E sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                       SIX MONTHS ENDED SEPTEMBER 30, 1998

Revenues for the six months ended September 30, 1998 were $2,445,307 as compared to no revenues for the six months ended September 30, 1997. Revenues from the sale of Territory Licenses represented 98.1% of the Company's total revenues with the remainder representing the commencement of sales of the product Soltron(TM) through its corporate territory as well as to its licensees. The increase in revenues resulted primarily from the signing of Territory Licenses during the six months ended September 30, 1998 as compared to the start up stage the Company was in during the six months ended September 30, 1997.

On June 30, 1998 the Company had entered into licensing agreements with Houston Mercantile Exchange, Inc. ("HME") which provided for the exclusive use and distribution by HME of the Company's product Soltron(TM) in the South and Mexico Territories. The license fee was $1,800,000 and $600,000, respectively, with a down payment of $180,000 and $60,000 respectively due upon the signing of the agreements. HME signed promissory notes for the amounts outstanding, with the notes bearing interest at one half percent (0.5%) on the unpaid principal balance, with all unpaid principal and interest due on or before June 30, 2000. The licensee is required to pay the Company the greater of the amount payable per a payment schedule in the agreements or the product of $5.50 times the number of liters of concentrate shipped by the Company to the licensee during the immediately preceding calendar month.

General and Administrative expenses were $849,877 during the six months ended September 30, 1998 as compared to $95,838 during the six months ended September 30, 1997. The increase in expenses was related to the organization of the corporate offices and business plan; organization and production of licensing agreements and related materials; identification and qualification of territory licensees; permitting and equipping the Phoenix production facility; locating and leasing the Elkhart production facility; financing and investor relations activities; and requisite trademark and product registration.

Cash flow of $801,178 was provided from shareholder advances and the placement of the Company's stock as compared to $520,000 for the six months ended September 30, 1997 which resulted from shareholder advances.

The Company experienced an after tax profit of $719,335 for the six months ended September 30, 1998 compared to an after tax loss of $95,838 for the six months ended September 30, 1997, at which point in time, the Company was in a start up phase with no revenues or licensees in place.

On a weighted average per share basis, earnings were $0.04 per share for the six months ended September 30, 1998 compared to a loss of $0.01 per share for the six months ended September 30, 1997.

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the three months ended September 30, 1998 were $19,505 compared to no revenues for the three months ended September 30, 1997. Sales of the Company's product were $19,505 for the quarter ended September 30, 1998 as compared to no sales for the same quarter of 1997, at which point in time the Company was still in its start up phase and had no licensees or product available for sale. Sales of product during the quarter ended September 30, 1998 represented 91.2% of revenue, with no sales having occurred in the quarter ended September 30, 1997. The balance of revenues for the Company consisted of interest income.

General and  administrative  expenses for the quarter  ended  September 30, 1998 were $464,060 as compared to $95,838 for the quarter ended September 30, 1997 during the start up phase of the Company. The utilization of cash resources continued during the quarter ended September 30, 1998, in the Company's major activity of permitting and equipping the Phoenix production facility; locating and leasing the Elkhart facility; financing and investor relations activities; organization and production of licensing agreements and related materials; and identification and qualification of territory licensees.

The net loss for the quarter ended September 30, 1998 was $443,136 or $0.02 per share compared to a loss of $36,642 or $0.00 per share for the quarter ended September 30, 1997 being the start up phase of the Company.

During the remainder of the 1999 fiscal year the Company will pursue the identification of potential Territory Licensees for the remaining territories; completion of the Phoenix and Elkhart production facilities and the implementation of appropriate marketing strategies to gain market penetration and acceptance of its products.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates future liquidity needs will continue to be met through equity and debt financings primarily from its major shareholder, Dominion Capital, Pty Ltd., until such time as cash flow from operations are sufficient to meet the Company's capital requirements for product production and operations.

                           PART II. OTHER INFORMATION

None.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                             SOLPOWER CORPORATION
                                                (Registrant)


Dated: November 23, 1998                    By /s/ Leif Schipper
                                               ---------------------------------
                                                  Leif Schipper, Chief Financial
                                                  Officer and Secretary