Form 10QSB/A
period 1998-09-30
SOLPOWER CORP
filed 1999-03-09
CIK 1068618

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

                              --------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _______________

                              --------------------
                        Commission File Number 001-14439
                              --------------------

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

Yes  [X]   No  [ ]

     The number of shares outstanding of each of the issuer's classes of common equity was 23,391,560 shares of common stock, par value $.01, as of September 30, 1998.

     Transitional Small Business Disclosure Format (check one):

Yes  [ ]   No  [X]

================================================================================

                              SOLPOWER CORPORATION
                          INDEX TO FORM 10-QSB/A FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS
                                                                     PAGE NUMBER

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.................................................. 3
        Balance Sheet
        September 30, 1998 (unaudited) and March 31, 1998..................... 3
        Statements of Operations
        Three Months and Six Months Ended September 30, 1998 (unaudited)...... 4
        Statement of Cash Flows
        Six Months Ended September 30, 1998 (unaudited) and 1997 (unaudited).. 5
        Notes to the Financial Statements..................................... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 7

                                    PART II.
                                OTHER INFORMATION

None

SIGNATURES.................................................................... 9

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION

                                  BALANCE SHEET

                                              Six Months Ended
                                             September 30, 1998    Year Ended
                                                (Unaudited)       March 31, 1998
                                                -----------       --------------
                                     ASSETS
Current Assets
 Cash                                             $    47,816       $   183,842
 Inventory                                             91,445           101,906
 License Fee Receivable                             4,600,987         2,160,000
 Stock Subscription Receivable                        100,000           600,000
 Prepaid Expenses                                          --             2,917
                                                  -----------       -----------
Total Current Assets                                4,840,248         3,048,665
Property and Equipment, Net                           238,683           131,942
Other Assets
 Marketing Rights                                   2,548,333           358,333
 Security Deposits                                     14,422            14,422
                                                  -----------       -----------
Total Other Assets                                  2,562,755           372,755
                                                  -----------       -----------
Total Assets                                      $ 7,641,686       $ 3,553,362
                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                                 $        --       $     2,432
 Capital Lease Obligation, Current Portion              2,459             4,575
 Income Taxes Payable                                      --                --
                                                  -----------       -----------
Total Liabilities                                       2,459             7,007
Long Term Liabilities
 Capital Lease Obligation, Non-current Portion    $     5,167             5,167
 Advances Payable, Related Party                      240,901            39,725
 Deferred Revenues                                  4,560,000         2,160,000
                                                  -----------       -----------
Total Long Term Liabilities                         4,806,068         2,204,892
                                                  -----------       -----------
Total Liabilities                                   4,808,527         2,211,899
                                                  -----------       -----------
Commitments and Contingencies
Stockholders' Equity
 Preferred Stock; $0.001 Par Value, 5,000,000
   Authorized; Issued and Outstanding, NONE              NONE              NONE
 Common Stock; $0.01 Par Value, 30,000,000
   Authorized; Issued and Outstanding, 23,391,560
   Shares at September 30, 1998 and 17,391,560
   Shares at March 31, 1998                           233,916           173,916
 Additional Paid In Capital                         6,560,904         4,220,904
   Less: Subscription Receivable                     (300,000)         (400,000)
 Accumulated Profits (Deficit)                     (3,661,661)       (2,653,357)
                                                  -----------       -----------
Total Stockholders' Equity                          2,833,159         1,341,463
                                                  -----------       -----------
Total Liabilities and Stockholders' Equity        $ 7,641,686       $ 3,553,362
                                                  ===========       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                              SOLPOWER CORPORATION

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          Six Months Ended              Three Months Ended
                                            September 30,                  September 30,
                                      --------------------------    --------------------------
                                          1998           1997          1998           1997
                                          ----           ----          ----           ----
Revenues                              $    45,307    $        --    $    19,505    $        --

Expenses
  General and Administrative            1,054,875        140,838        596,096         59,142
                                      -----------    -----------    -----------    -----------

Operating Income (Loss)                (1,009,568)      (140,838)      (576,591)       (59,142)

Other Income (Expense)
  Interest Income                           2,189             --          1,880             --
  Interest Expense                           (925)            --           (463)            --
                                      -----------    -----------    -----------    -----------
Total Other Income (Expense)                1,264             --          1,417             --
                                      -----------    -----------    -----------    -----------
Net Income (Loss) Before Provision
 for Income Taxes                      (1,008,304)      (140,838)      (575,174)       (59,142)

Provision for Income Taxes                     --             --             --             --

Net Income (Loss) Available to
 Common Shareholders                  $(1,008,304)   $  (140,838)   $  (575,174)   $   (59,142)
                                      ===========    ===========    ===========    ===========
Net Income (Loss) Per Common Share
 Equivalents                          $     (0.05)   $     (0.01)   $     (0.02)   $    (0.005)
                                      ===========    ===========    ===========    ===========
Weighted Number of Common Shares and
Common Share Equivalents Outstanding   19,391,560     11,311,560     19,391,560     11,311,560
                                      ===========    ===========    ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                              SOLPOWER CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six Months Ended
                                                             September 30,
                                                       ------------------------
                                                          1998           1997
                                                          ----           ----
Cash Flows From Operating Activities:
 Net Income (Loss)                                     $(1,008,304)   $(140,838)
 Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by (Used in) Operating Activities:
  Depreciation and Amortization                            223,739       54,154
  Other Non--Cash Items                                         --      520,000
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable              (43,228)          --
   (Increase) Decrease in License Fee Receivable        (2,397,761)          --
   (Increase) Decrease in Inventory`                        10,461           --
   (Increase) Decrease in Prepaid Expenses                   2,917           --
   (Increase) Decrease in Security Deposits                     --      (15,260)
   Increase (Decrease) in Accounts Payable                  (2,432)          --
   Increase (Decrease) in Deferred Revenues              2,400,000           --
                                                       -----------    ---------
 Total Adjustments                                         193,696      558,894
                                                       -----------    ---------
Net Cash Provided by (Used in) Operating Activities       (814,608)     418,056
Cash Flows From Investing Activities:
  Capital Expenditures                                    (120,480)     (17,024)
                                                       -----------    ---------
Net Cash Flows Used In Investing Activities               (120,480)     (17,024)

Cash Flows From Financing Activities:
  Proceeds From Issuance of Common Stock                   600,000           --
  Capital Lease Obligations                                 (2,116)      15,172
  Net Advances (Repayments) from Stockholders              201,178     (413,858)
                                                       -----------    ---------
Net Cash Provided by (Used In) Financing Activities        799,062     (398,686)
Increase (Decrease) in Cash and Cash Equivalents          (136,026)       2,346
Cash and Cash Equivalents Beginning of Period              183,842          437
                                                       -----------    ---------
Cash and Cash Equivalents End of Period                $    47,816    $   2,783
                                                       ===========    =========
Supplemental Information:
Cash Paid For:
  Interest                                             $       925    $      --
                                                       ===========    =========
  Income Taxes                                         $        --    $      --
                                                       ===========    =========
Non--Cash Investing and Financing:
  Issuance of Common Stock for Marketing Rights
    (Note 2)                                           $ 2,400,000    $      --
                                                       ===========    =========
  Issuance of Common Stock in Exchange for
  Cancellation of a Portion of Advances Payable        $        --    $ 520,000
                                                       ===========    =========

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1998 included in the Company's report on Form 10-SB.

NOTE 2 - MARKETING RIGHTS

On June 17, 1998, the Company issued 6,000,000 shares of common stock at $.40 per share, or $2,400,000 in exchange for the exclusive North America sales, distribution, marketing and manufacturing rights for SP34E, a direct drop-in replacement refrigerant gas for R-12 and R-134a. The Company also will make royalty payments of $2.25 per kilogram of SP34E sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                       SIX MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the six months ended September 30, 1998 were $45,307 as compared to no revenues for the six months ended September 30, 1997. Revenues represent the commencement of sales of the product Soltron(TM) through its corporate territory as well as to its licensees.

On June 30, 1998 the Company had entered into licensing agreements with Houston Mercantile Exchange, Inc. ("HME") which provided for the exclusive use and distribution by HME of the Company's product Soltron in the South and Mexico Territories. The license fee was $1,800,000 and $600,000, respectively. HME signed promissory notes for the amounts outstanding, with the notes bearing interest at one half percent (0.5%) on the unpaid principal balance, with all unpaid principal and interest due on or before June 30, 2000. The licensee is required to pay the Company the greater of the amount payable per a payment schedule in the agreements or the product of $5.50 times the number of liters of concentrate shipped by the Company to the licensee during the immediately preceding calendar month.

General and Administrative expenses were $1,054,875 during the six months ended September 30, 1998 as compared to $140,838 during the six months ended September 30, 1997. The increase in expenses was related to the organization of the corporate offices and business plan; organization and production of licensing agreements and related materials; identification and qualification of territory licensees; permitting and equipping the Phoenix production facility; locating and leasing the Elkhart production facility; financing and investor relations activities; and requisite trademark and product registration.

Cash flow of $801,178 was provided from shareholder advances and the placement of the Company's stock as compared to $520,000 for the six months ended September 30, 1997 which resulted from shareholder advances.

The Company experienced a net loss of $1,008,304 for the six months ended September 30, 1998 compared to an after tax loss of $140,838 for the six months ended September 30, 1997, at which point in time, the Company was in a start up phase with no revenues or licensees in place.

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the three months ended September 30, 1998 were $19,505 compared to no revenues for the three months ended September 30, 1997, at which point in time the Company was still in its start up phase and had no licensees or product available for sale.

General and  administrative  expenses for the quarter  ended  September 30, 1998 were $596,096 as compared to $59,142 for the quarter ended September 30, 1997 during the start up phase of the Company. The utilization of cash resources continued during the quarter ended September 30, 1998, in the Company's major activity of permitting and equipping the Phoenix production facility; locating and leasing the Elkhart facility; financing and investor relations activities; organization and production of licensing agreements and related materials; and identification and qualification of territory licensees.

The net loss for the quarter ended September 30, 1998 was $575,174 or $(0.02) per share compared to a loss of $59,142 or $(0.005) per share for the quarter ended September 30, 1997 being the start up phase of the Company.

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

                                      SOLPOWER CORPORATION
                                          (Registrant)


Dated: March 8, 1999                  By /s/ James H. Hirst
                                         --------------------------------------
                                         James H. Hirst, Chief Executive Officer