Form 10QSB
period 1998-12-31
SOLPOWER CORP
filed 1999-03-09
CIK 1068618

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1998

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

Yes  [X]   No  [ ]

     The number of shares outstanding of each of the issuer's classes of common equity was 23,391,560 shares of common stock, par value $.01, as of December 31, 1998.

     Transitional Small Business Disclosure Format (check one):

Yes  [ ]   No  [X]

================================================================================

                              SOLPOWER CORPORATION
                          INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                                                     PAGE NUMBER

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.................................................. 3
        Balance Sheet
        December 31, 1998 (unaudited) and March 31, 1998...................... 3
        Statements of Operations
        Three Months and Nine Months Ended December 31, 1998 (unaudited)...... 4
        Statement of Cash Flows
        Nine Months Ended December 31, 1998 (unaudited) and 1997 (unaudited).. 5
        Notes to the Financial Statements..................................... 6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 7

                                    PART II.
                                OTHER INFORMATION

None

SIGNATURES.................................................................... 9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION

                                  BALANCE SHEET

                                              Nine Months Ended
                                              December 31, 1998     Year Ended
                                                 (Unaudited)      March 31, 1998
                                                 -----------      --------------
                                     ASSETS
Current Assets
 Cash                                             $        --      $   183,842
 Inventory                                            108,240          101,906
 License Fee Receivable                             4,598,748        2,160,000
 Stock Subscription Receivable                        215,000          600,000
 Prepaid Expenses                                          --            2,917
                                                  -----------      -----------
Total Current Assets                                4,921,988        3,048,665
Property and Equipment, Net                           430,914          131,942
Other Assets
 Marketing Rights                                   2,403,333          358,333
 Security Deposits                                     49,422           14,422
                                                  -----------      -----------
Total Other Assets                                  2,452,755          372,755
                                                  -----------      -----------
Total Assets                                      $ 7,805,657      $ 3,553,362
                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Checks Issued in Excess of Cash                  $     4,846      $        --
 Accounts Payable                                     466,374            2,432
 Capital Lease Obligation, Current Portion              6,396            4,575
                                                  -----------      -----------
Total Liabilities                                     477,616            7,007
Long Term Liabilities
 Capital Lease Obligation, Non-current Portion             --            5,167
 Advances Payable                                      11,000               --
 Advances Payable, Related Party                      252,707           39,725
 Deferred Revenues                                  4,560,000        2,160,000
Total Long Term Liabilities                         4,823,707        2,204,892
                                                  -----------      -----------

Total Liabilities                                   5,301,323        2,211,899
                                                  -----------      -----------
Commitments and Contingencies
Stockholders' Equity
 Preferred Stock; $0.001 Par Value, 5,000,000
  Authorized; Issued and Outstanding, NONE               NONE             NONE
 Common  Stock; $0.01 Par Value, 30,000,000
  Authorized; Issued and Outstanding, 23,391,560
  Shares at December 31, 1998 and 17,391,560
  Shares at March 31, 1998                            233,916          173,916
 Additional Paid In Capital                         6,560,904        4,220,904
  Less: Subscription Receivable                       (65,000)        (400,000)
 Accumulated Profits (Deficit)                     (4,225,486)      (2,653,357)
                                                  -----------      -----------
Total Stockholders' Equity                          2,604,334        1,341,463
                                                  -----------      -----------
Total Liabilities and Stockholders' Equity        $ 7,806,657      $ 3,553,362
                                                  ===========      ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                              SOLPOWER CORPORATION

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          Nine Months Ended         Three Months Ended
                                             December 31,               December 31,
                                       ------------------------   ------------------------
                                           1998         1997          1998        1997
                                           ----         ----          ----        ----
Revenues                               $    53,054  $        --   $     7,747  $        --
Cost of Revenues                            22,673           --        22,673           --
                                       -----------  -----------   -----------  -----------
Gross Margin                                30,381           --       (14,926)          --

Expenses
  General and Administrative             1,603,544      257,120       548.669      116,282
                                       -----------  -----------   -----------  -----------

Operating Income (Loss)                 (1,573,163)    (257,120)     (563,595)    (116,282)

Other Income (Expense)
  Interest Income                            2,249           --            60           --
  Interest Expense                          (1,215)        (593)         (290)        (593)
                                       -----------  -----------   -----------  -----------
Total Other Income (Expense)                 1,034         (593)         (230)        (593)
                                       -----------  -----------   -----------  -----------
Net Income (Loss) Before Provision
 for Income Taxes                       (1,572,129)    (257,713)     (563,825)    (116,875)
Provision for Income Taxes                      --           --            --           --
                                       -----------  -----------   -----------  -----------
Net Income (Loss) Available to
 Common Shareholders                   $(1,572,129) $  (257,713)  $  (563,825) $  (116,875)
                                       ===========  ===========   ===========  ===========
Net Income (Loss) Per Common Share
 Equivalents                           $     (0.08) $     (0.02)  $     (0.03) $     (0.01)
                                       ===========  ===========   ===========  ===========
Weighted Number of Common Shares and
Common Share Equivalents Outstanding    20,891,560   12,361,660    20,891,560   12,351,560
                                       ===========  ===========   ===========  ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                              SOLPOWER CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                             December 31,
                                                      ------------------------
                                                          1998          1997
                                                          ----          ----
Cash Flows From Operating Activities:
 Net Income (Loss)                                    $(1,572,129)   $(257,713)
 Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by (Used in) Operating Activities:
  Depreciation and Amortization                           388,739       82,259
  Other Non-Cash Items                                         --      520,000
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                  --           --
   (Increase) Decrease in License Fee Receivable       (2,438,748)          --
   (Increase) Decrease in Inventory`                       (6,334)          --
   (Increase) Decrease in Prepaid Expenses                  2,917           --
   (Increase) Decrease in Security Deposits               (35,000)     (15,760)
   Increase (Decrease) in Checks Issued in Excess
    of Cash                                                 4,846       23,326
   Increase (Decrease) in Accounts Payable                463,942           --
   Increase (Decrease) in Deferred Revenues             2,400,000           --
                                                      -----------    ---------
  Total Adjustments                                       780,362      609,825
                                                      -----------    ---------
Net Cash Provided by (Used in) Operating
  Activities                                             (791,767)     352,112
Cash Flows From Investing Activities:
  Capital Expenditures                                   (332,711)     (26,838)
                                                      -----------    ---------
Net Cash Flows Provided By (Used In)
 Investing Activities                                    (332,711)     (26,838)

Cash Flows From Financing Activities:
  Proceeds From Issuance of Common Stock                  720,000           --
  Capital Lease Obligations                                (3,346)      14,714
  Other Advances                                           11,000           --
  Net Advances (Repayments) from Stockholders             212,982     (340,425)
                                                      -----------    ---------
Net Cash Provided by (Used In) Financing Activities       940,636     (325,711)
Increase (Decrease) in Cash and Cash Equivalents         (183,842)        (437)
Cash and Cash Equivalents Beginning of Period             183,842          437
                                                      -----------    ---------
Cash and Cash Equivalents End of Period               $        --    $      --
                                                      ===========    =========
Supplemental Information:
Cash Paid For:
  Interest                                            $     1,215    $     593
                                                      ===========    =========
  Income Taxes                                        $        --    $      --
                                                      ===========    =========
Non-Cash Investing and Financing:
  Issuance of Common Stock for Marketing Rights
   (Note 2)                                           $ 2,400,000    $      --
                                                      ===========    =========
  Issuance of Common Stock in Exchange for
  Cancellation of a Portion of Advances Payable       $        --    $ 520,000
                                                      ===========    =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1998 included in the Company's report on Form 10-SB.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
                       NINE MONTHS ENDED DECEMBER 31, 1997

Revenues for the nine months ended December 31, 1998 were $53,054 as compared to no revenues for the nine months ended December 31, 1997. Revenues from the sale of Territory Licenses were recognized as deferred revenues during the nine months ended December 31, 1998. Revenues represent the commencement of sales of the product Soltron(TM) through its corporate territory as well as to its licensees. The increase in revenues resulted primarily from the signing of Territory Licenses during the nine months ended December 31, 1998 as compared to the start up stage the Company was in during the nine months ended December 31, 1997.

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

General and administrative expenses were $1,603,544 during the nine months ended December 31, 1998 as compared to $257,120 during the nine months ended December 31, 1997. The increase in expenses was related to the organization of the corporate offices and business plan; organization and production of licensing agreements and related materials; identification and qualification of territory licensees; permitting and equipping the Phoenix production facility; locating and leasing the Elkhart production facility; financing and investor relations activities; and requisite trademark and product registration.

Cash flow of $943,982 was provided from shareholder advances and the placement of the Company's stock as compared to $520,000 for the nine months ended December 31, 1997 which resulted from shareholder advances.

The Company experienced a net loss of $1,572,129 for the nine months ended December 31, 1998 compared to a loss of $257,713 for the nine months ended December 31, 1997, at which point in time, the Company was in a start up phase with no revenues or licensees in place.

                THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1997

Revenues for the three months ended December 31, 1998 were $7,747 representing sales of the Company's product, compared to no revenues for the three months ended December 31, 1997, at which point in time the Company was still in its start up phase and had no licensees or product available for sale.

General and administrative expenses for the quarter ended December 31, 1998 were $548,669 as compared to $116,282 for the quarter ended December 31, 1997 during the start up phase of the Company. The utilization of cash resources continued during the quarter ended December 31, 1998, in the Company's major activity of permitting and equipping the Phoenix production facility; locating and leasing the Elkhart facility; financing and investor relations activities; organization and production of licensing agreements and related materials; and identification and qualification of territory licensees.

The net loss for the quarter ended December 31, 1998 was $563,825 or $(0.03) per share compared to a loss of $116,875 or $(0.01) per share for the quarter ended December 31, 1997 being the start up phase of the Company.

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

                                      SOLPOWER CORPORATION
                                          (Registrant)



Dated: March 8, 1999                  By /s/ James H. Hirst
                                         ---------------------------------------
                                         James H. Hirst, Chief Executive Officer