Form 10KSB
period 1999-03-31
SOLPOWER CORP
filed 1999-09-24
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number: 0-29780

                              SOLPOWER CORPORATION
                 (Name of Small Business Issuer in its Charter)


             NEVADA                                               87-0384678
(State or Other Jurisdiction of                                (I.R.S Employer
 Incorporation or Organization)                              Identification No.)


   7309 EAST STETSON DRIVE, SUITE 102
          SCOTTSDALE, ARIZONA                                        85251
(Address of Principal Executive Offices)                           (Zip Code)

                                 (480) 947-6366
                           (Issuer's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $82,192.

     The aggregate market value of the Common Stock held by non-affiliates computed based on the closing price of such stock on March 31, 1999 was approximately $17,808,126.

     The number of shares outstanding of the registrant's classes of Common Stock, as of March 31, 1999 was 23,456,560.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X].

                                     PART I

     Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT") and Solpower Corporation (the "COMPANY") intends that such forward-looking statements be subject to the safe harbors created thereby. Wherever possible, the Company has identified these forward-looking statements by words such as "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "INTENDS" and similar expressions. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "ITEM 1. DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as those discussed elsewhere herein and in the exhibits hereto and incorporated by reference. Although the Company believes that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, as disclosed under "ITEM 1. DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE," the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     The Company has licensed the rights to distribute and market SOLTRON, an enzyme based fuel enhancing product, and SP34E, an ozone safe refrigerant gas, throughout North America. The Company manufactures and distributes SOLTRON through traditional channels including fuel wholesalers, oil distributors for bulk treatment, automotive aftermarket stores, mass merchandising chains and directly to licensees. The Company commenced manufacturing SP34E in Canada in May, 1999 and distribution is expected to be through wholesale distributors of refrigeration products. The Company has also the right to acquire other international Solpower operations and marketing territories.

     The Company was incorporated in Utah on June 7, 1982 as Dynafuel Corporation. The Company originally conducted limited research and development of an experimental fuel using alcohol and other chemicals in a proprietary combination to produce a gasoline like motor fuel. The Company ceased these operations in 1988 and remained dormant until 1995. In November 1995, the Company acquired the marketing rights to a virtual reality motion based simulator and, in December 1995, changed its name to Virtual Technologies, Inc. In July 1996, the Company merged into a newly-formed subsidiary incorporated in Nevada to change its domicile to the State of Nevada. During the fiscal year ended March 31, 1997, the Company sold the motion based simulator contract and related assets.

     In November 1996, the Company entered into a licensing agreement with Dominion Capital Pty Ltd. ("DOMINION CAPITAL") to acquire the exclusive manufacturing, distribution, marketing and sales rights for the product SOLTRON in the United States, Canada and Mexico. As a result of entering into the licensing agreement, Dominion Capital and its affiliates gained control of the Company. A new Board of Directors was then elected and new management installed. A corporate philosophy of acquiring and commercializing environmentally friendly products was initiated. In June 1998, the Company entered into a second licensing agreement with Dominion Capital and acquired the exclusive manufacturing, distribution, marketing and sales rights for the product SP34E in the United States, Canada and Mexico. In June 1999, the Company executed letter of intent setting forth its intent to acquire Solpower Australia Pty Ltd. ("SOLPOWER AUSTRALIA"), an Australian affiliate of Dominion Capital that manufactures and distributes SOLTRON and SP34E in Australia and New Zealand. The Company expects to acquire the assets and liabilities of Solpower Australia in exchange for 3,000,000 to 4,000,000 shares of Common Stock of the Company. The actual terms of acquisition will be set forth in a definitive agreement which is subject to approval of the Company's Board of Directors.

PRODUCTS

     SOLTRON. SOLTRON is an enzyme based liquid fuel enhancing product that was developed over a period of 18 years by a group of scientists at the Japanese Institute of Bio-Energy. When added to fossil fuels SOLTRON reduces particulate exhaust emissions, improves fuel economy, dispenses fuel sludge and other impurities and ultimately lowers engine maintenance costs. When mixed with liquid fuels, SOLTRON changes the fuel's molecular structure and improves its oxygen absorption and combustion efficiency. These enzymes "FEED" on the contaminants that cause fuel degradation. SOLTRON can be added to all liquid fossil fuels including gasoline, diesel and light and heavy oils either at the fuel pump or in bulk fuel tanks. SOLTRON has been sold commercially in Japan since 1993 and in Australia since 1996. SOLTRON was awarded the 1997 Best New Aftermarket Product Award (Chemical) by the Australian Automotive Aftermarket Association. SOLTRON will be marketed by the Company in North America as a natural enzyme product that will reduce emissions, improve fuel economy and reduce engine maintenance.

     Use data and testing have demonstrated that use of SOLTRON caused increased fuel economy, reduction of emissions and reduction of black smoke and particulate matter while controlling sludge and algae in diesel. The Company continues to conduct field and objective laboratory testing of SOLTRON and is developing a database of independent tests and data regarding the effects of use of SOLTRON as a fossil fuel additive.

     SP34E. SP34E is a refrigerant gas developed in Japan by the Kinoh-Kinzohu Company as a replacement gas for ozone-depleting fluorinated refrigerants. SP34E is currently sold in Japan, Canada, Australia and other Asian rim countries. Its applications include utilization in automotive, domestic, commercial and transport refrigeration and air-conditioning systems as an alternative to FREON(R) (R-12) and other fluorinated refrigerants. SP34E generally does not require replacement of mechanical components, removal of mineral and synthetic oils that are found in older refrigeration systems and has a lower discharge pressure and a much shorter atmospheric life span than other commonly used refrigerant gases.

     SP34E is used by various companies in Australia, New Zealand, Japan, Thailand and Taiwan. Significant use data has been developed, the results of which consistently show that SP34E is an acceptable direct drop-in replacement gas for R-12 and R-134a with improved operating characteristics over other refrigerant replacement gases. In March of 1999, the Company entered into a joint venture agreement with Protocol Resource Management Inc., a Canadian company, to manufacture and distribute SP34E in Canada and elsewhere in the Company's licensed territory. The joint venture is operated as a Canadian corporation equally owned by the Company and Protocol Resource Management Inc.

SUPPLIERS

     SOLTRON. SOLTRON consists of natural organic enzymes mixed with low odor base solvent. SOLTRON enzyme concentrate is supplied exclusively to the Company by Neway Japan K.K. of Tokyo, Japan. Neway Japan K.K. has informed the Company that it currently has sufficient inventory of enzyme concentrate on hand to supply the Company's anticipated needs through 1999 and 2000. Low odor base solvent is readily available through local suppliers. The Company has produced its own proprietary bottle design for retail packaging and has selected a manufacturer that can produce in both the eastern and western United States in quantities to meet the Company's and its licensees' anticipated needs.

     SP34E. The components of SP34E are readily available through a variety of local and national suppliers.

MARKETING STRATEGIES

     SOLTRON. The fuel market may be divided into distinct groups such as diesel, gasoline, bunker and aviation fuel users. These groups can be further sub-divided into distinct user segments: commercial transport fleets, government fleets, marine transport fleets, retail distribution and industrial. The EPA recently quadrupled the number of "NON-ATTAINMENT ZONES" in areas with severe emission problems resulting in certain fleet operators being forced to test or to start using alternative fuels such as propane or natural gas. New regulations such as restricted hours of service are also being considered. The Company believes that this increased regulation creates opportunities for consumer acceptance of its SOLTRON product and is focusing on all North American markets. The Company's objective is to penetrate the fuel treatment market and increase fuel treatment usage of SOLTRON over a five year period while establishing consumer recognition of the SOLTRON brand name.

     The Company intends to exploit its SOLTRON manufacturing, marketing, sales and distribution rights in the United States, Canada and Mexico initially through direct operation of its Southeast, Southwest and Great Lakes Territories and to expand into four additional territories. The territories are as follows:

     SOLPOWER NORTHEAST            MAINE, VERMONT,  MASSACHUSETTS,  CONNECTICUT,
                                   RHODE ISLAND,  NEW  HAMPSHIRE,  NEW YORK, NEW
                                   JERSEY AND PENNSYLVANIA

     SOLPOWER MID-ATLANTIC DELAWARE, WASHINGTON DC, MARYLAND, WEST VIRGINIA, VIRGINIA, NORTH CAROLINA, SOUTH CAROLINA, TENNESSEE AND KENTUCKY.

     SOLPOWER CENTRAL              MINNESOTA,   IOWA,  MISSOURI,  NORTH  DAKOTA,
                                   SOUTH DAKOTA,  NEBRASKA,  KANSAS, WYOMING AND
                                   COLORADO.

     SOLPOWER SOUTHEAST            ALABAMA,    ARKANSAS,    FLORIDA,    GEORGIA,
                                   LOUISIANA AND MISSISSIPPI.

     SOLPOWER SOUTH                OKLAHOMA, NEW MEXICO AND TEXAS.

     SOLPOWER GREAT LAKES          OHIO,   INDIANA,   MICHIGAN,   ILLINOIS   AND
                                   WISCONSIN.

     SOLPOWER NORTHWEST            ALASKA,  CANADA,  IDAHO,  OREGON, MONTANA AND
                                   WASHINGTON.

     SOLPOWER SOUTHWEST            ARIZONA, CALIFORNIA, HAWAII, NEVADA AND UTAH.

     SOLPOWER MEXICO               MEXICO.

     The  Company  has  entered  into  a  license   agreement  with  Houston
Mercantile Exchange, Inc. ("HOUSTON MERCANTILE") for the South and Mexico Territories. Houston Mercantile has also entered into an Exclusive Distribution Agreement with Productos Quimicos Mardupol ("MARDUPOL") of Mexico City to distribute SOLTRON throughout Mexico. The Company was a party to licensing agreements with Masters Marketing Group, Inc. for the Great Lakes Territory and with Solpower Southeast Corporation for the Southeast Territory but in May and September of 1999, respectively, the Company terminated these relationships and took back those territories, which it currently operates as corporate territories. The Company is currently marketing SOLTRON using traditional marketing channels to develop sales and product awareness before continuing with the license marketing program. The Company will retain the marketing and distribution rights of the non-licensed territories until such time as it enters into a licensing agreement covering such territories.

     The license agreements define the territory in which the licensees can manufacture, distribute, market and sell SOLTRON for a period of five years and require the licensees to purchase minimum annual amounts of SOLTRON enzyme concentrate from the Company. The agreements may be extended once by either party for an additional five year period. Currently, the license fee for each territory varies from $600,000 to $1,800,000. A 10% down payment on the license fee is generally required on entering into the agreement and the balance, which is evidenced by a promissory note payable over a two year period, is payable by charging a premium to the licensees on the SOLTRON enzyme concentrate price. The licensees are required to contribute to a national and territorial marketing fund that is administered by the Company to ensure that adequate marketing funds are dedicated to promotion of the product. Annual sales targets are set to encourage licensees to maximize sales efforts. Licensees have the right to appoint independent operators in their territory or utilize a direct sales force similar to that used by the Company.

     Distribution of SOLTRON in the Company's Southwest territory commenced in June 1998. Within this territory, the Company deploys sales personnel to sell and create a demand for SOLTRON in all market segments. The Company currently utilizes oil marketers, independent sales representatives and a direct sales force to provide a focused marketing effort, which it believes will expose SOLTRON directly to prospective customers. The Company also anticipates utilizing other traditional distribution channels including an Internet Web site, resale distribution through small retail chains, resale distribution through large retail chains, mass merchandising, multi-level free-enterprise systems, home network sales, catalogue and direct mailing, and telemarketing to develop a national marketing effort. The Company's overall goal is to successfully penetrate and create a substantial demand for SOLTRON in each user market segment before completing its license marketing program.

     The Company employs Area Sales Managers ("ASM") for the southern California region of the Company's Southwest Territory and for the Great Lakes Territory whose sales orders are serviced from the Company's Phoenix, Arizona production facility. The Southeast Territory is being developed under a similar marketing plan. The Company is developing product awareness at the national level through advertising in trade journals and participation in transportation and other industry related trade shows. Other activities to promote the Company's products include the identification and development of operations, marketing, accounting and administrative systems to achieve efficiency for the Company and its licensees, the establishment of a corporate communications system supported by an in-house desktop publishing department, as well as redesign and upgrading of the corporate image with new logos, web site, product brochures, trade show materials, product labeling and packaging and all related marketing materials.

     SP34E. SP34E is a direct drop-in refrigerant gas that replaces R-12 and R-134a refrigerant gases in existing air-conditioning and refrigeration units. Refrigerant gas is widely used in air-conditioning and refrigeration units in the residential, automotive, commercial and transportation sectors. Historically, chlorofluorocarbons ("CFCS"), hydrochlorofluorocarbons ("HCFCS") and hydrofluorocarbons ("HFCS") have been utilized as refrigerant gasses. CFCs used as refrigerant gases include R-12, HCFCs include R-406A, and HFCs include R-134a. Emissions of these gases have been proven to cause depletion of the ozone layer resulting in global warming. The EPA has banned production or importation of CFCs, and production of HCFCs is scheduled to be phased out in the United States by 2029. HFCs have not been banned or scheduled for phase-out, but contain gases that have global warming potential and are generally less effective as a refrigerant gas than CFCs or HCFCs. The Company intends to market SP34E as an environmentally safe replacement for R-12 refrigerants with greater efficiency and less environmental impact than R-134a.

     The  Company has  entered  into a joint  venture  agreement  with  Protocol
Resource Management Inc. ("Protocol") of Aurora, Ontario Canada, for the manufacture and distribution of SP34E in Canada and elsewhere in the Company's licensed territory. Protocol was founded in 1993 and provides a full range of refrigerant management services. It has expanded to become the largest R-134a repackaging operation in Canada and has established a number of innovative refrigerant programs for some of the largest original equipment manufacturers in the Canadian and U.S. refrigerant industry. The Company anticipates that it will develop a marketing strategy for certain market segments and also market this product directly, similar to the strategy developed by the Company's affiliate Solpower Australia.

PRODUCT RIGHTS ACQUISITION AGREEMENTS

     SOLTRON. The Company acquired the exclusive rights to produce, market and distribute SOLTRON in North America through an agreement with Dominion Capital in consideration for 5,000,000 shares of the Company's Common Stock and the grant of certain options and payment of cash consideration upon meeting certain sales levels. The agreement is for a period of five years and is renewable for an additional five year term.

     SP34E. The Company acquired the exclusive North American manufacturing, distribution, marketing and sales rights to SP34E from Dominion Capital in consideration of the issuance of 6,000,000 shares of the Company's Common Stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram of SP34E sold by the Company. The initial term of the agreement is for five years from the date that the Company first achieves sales of SP34E sufficient to establish a predictable growth rate (but not later than July 1, 2000), and the Company has an option to renew the agreement for an additional five year term.

     The Company also has a right of first refusal to commercialize SOLTRON and other products controlled by Dominion Capital on a global basis and has announced its intention to acquire Solpower Australia. Solpower Australia manufactures and markets SOLTRON and SP34E throughout Australia and New Zealand.

PROPRIETARY RIGHTS

     The Company relies on a combination of trade secret and copyright laws, license, confidentiality and non-compete agreements to establish and protect its proprietary rights in its products. There can be no assurance that any license, confidentiality or non-compete agreement between the Company and its employees, consultants and licensees will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

         The Company has applied with the United States Patent and Trademark Office ("USPTO") for a trademark registration for SOLTRON and a service mark registration for the mark SOLPOWER. Registration of the SOLTRON product has also been made with the EPA. Dominion Capital has applied with the USPTO for tradename registration for SP34E. Solpower Australia has registered SOLTRON and SP34E with the Australian Patents and Trademarks Office.

COMPETITION

     The Company competes with numerous well-established fuel additive and chemical products companies that possess substantially greater experience, financial, marketing, personnel and other resources than the Company. Many of the Company's competitors have achieved significant national, retail and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets and to introduce new products.

     The Company's ability to compete successfully will depend on the Company's success at penetrating each targeted market segment with its product, the consumer acceptance of its product and the Company's ability to license and develop new and improved products. There can be no assurance that the Company will be able to compete successfully, that its products will meet with consumer approval, that competitors will not develop and market products that are similar or superior to the Company's products or that the Company will be able to successfully enhance its products or develop new products meeting with consumer approval. The Company intends to focus on the environmentally friendly characteristics of its products in comparison to its competitors' products.

     Some products that may compete directly with the Company's SOLTRON product include STP Fuel Stabilizer and STP Diesel Fuel Treatment produced by First Brands Corporation, Slick 50 produced by Slick 50 Products Corporation, Valvtect VT-5000 produced by Valvtect Petroleum Products Corp. and Fuelen produced by Fuelen International, Inc. The Company believes that it can successfully compete with these products and penetrate the fuel additive market due to the unique environmentally friendly characteristics and multi-function applications of its SOLTRON product, such as reduction of exhaust emissions, improvement of fuel efficiency and dispersion of diesel fuel sludge.

     The Company will compete with numerous national and international companies that produce refrigerant gas including DuPont, Elf Autochem, ICI and Allied Signal. The Company believes that the ban and phase-out of other refrigerant gases combined with the environmentally safe characteristics and product utility of its SP34E product will allow it to compete successfully in the refrigerant gas market.

PRODUCTION FACILITIES

     The Company leases an approximately 12,000 square foot industrial facility in Phoenix, Arizona that serves as its production, warehousing and distribution plant for its SOLTRON product as well as its territorial sales office. The facility has capacity to produce 1,000,000 gallons of SOLTRON product per year and is being expanded to produce up to 3,000,000 gallons of SOLTRON per year which is expected to meet the Company's anticipated needs for product for the foreseeable future. The Company anticipates that the expanded production facility will be fully operational in November 1999. See, "DESCRIPTION OF PROPERTY" and "NOTES TO THE FINANCIAL STATEMENTS - Note 8."

     The Company has closed the Elkhart, Indiana SOLTRON production facility, formerly operated by the Great Lakes and Southeast licensees and is moving all the equipment to its facility in Phoenix, Arizona in order to meet production capacity expansion at that location. The lease on the Elkhart plant has been terminated, effective September 1, 1999.

REGULATION

     The use of certain chemicals and other substances is subject to extensive and frequently changing federal, state, provincial and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The Company has incurred costs of approximately $300,000 to cause its Phoenix facility to meet state and local requirements for the utilization of these products in the production of its SOLTRON product at this site. The Company's products utilize chemicals that are classified under applicable laws as combustible and hazardous chemicals or substances. The Company provides all required label warnings and instructions for the handling of these substances.

     The EPA has established the EPA Motor Vehicle Aftermarket Retrofit Device Evaluation Program to evaluate the effects of fully developed aftermarket devices on vehicle emissions and fuel economy. Participation in the program by a manufacturer of devices is voluntary. EPA evaluations of engines, retrofit devices, emission control devices and related products are conducted for the purpose of keeping policy makers, technical personnel in government and industry, and the general public abreast of developments in the field of automotive fuel economy and pollutant emission control. Aftermarket fuel additives are also included in the evaluation program and are required to be registered with the EPA Fuels and Energy Division. The Company has registered its SOLTRON product under this program both as an additive and for the bulk treatment of fuels.

     The Company will also be subject to regulation by the Federal Trade Commission ("FTC") with respect to the marketing of its products. Although the FTC has a long history of pursuing enforcement actions against fuel saving, fuel additive and oil additive products, the Company believes that it has sufficient research, independent testing, use data and scientific evidence to substantiate the Company's advertising and promotional claims regarding its SOLTRON product.

     The Company will be subject to making application to the EPA under the Significant New Alternatives Policy ("SNAP"), the American Society of Heating and Air Conditioning Engineers, Inc. ("ASHRAE") and Underwriters Laboratories, Inc. ("UL(R)") in order to categorize the acceptable uses of itS SP34E product. The Company intends to make all the necessary EPA-SNAP, ASHRAE and UL(R) submissions prior to marketinG SP34E in the United States and estimates the cost of obtaining these approvals will be approximately $100,000.

     The Company believes that it is in substantial compliance with all laws and regulations governing its material business operations and has obtained all required licenses and permits for the operation of its business. There can be no assurance, in the future, that the Company will be able to comply with, or continue to comply with, current or future government regulations in every jurisdiction in which it will conduct its material business operations without substantial cost or interruption of its operations, or that any present or future federal, state, provincial or local environmental protection regulations may not restrict the Company's present and possible future activities. In the event that the Company is unable to comply with such requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.

EMPLOYEES

     At September 1, 1999, the Company employed nine full time personnel, including three administrative, one production and five marketing employees. The Company's employees are not covered by any collective bargaining agreements. The Company considers its relationship with its employees to be good.

FACTORS AFFECTING FUTURE PERFORMANCE

     LIMITED OPERATING HISTORY. The Company's current operations have only been implemented since November 1996. Accordingly, the Company has a limited operating history with respect to the distribution and marketing of fuel additives and is in the process of developing its marketing strategies with respect to its refrigerant gas product. The Company has had negative cash flow, operating losses and insufficient liquidity with respect to current operations and expects to continue to have operating losses until its sales revenues increase substantially. The Company will require significant additional capital to fully implement its business plan and expand its operations. There can be no assurance that the Company will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future.

     NEED TO DEVELOP SALES AND PRODUCT AWARENESS. Establishment of a distribution network sufficient to supply customer demand for the Company's SOLTRON product will be critical to the success of the Company. The Company anticipates developing this network primarily through traditional marketing channels in the fuel, oil chemical and automotive aftermarket industries. The Company has not yet implemented its strategies with respect to its SP34E product. Numerous factors, including lack of sufficient inventory or capital, or failure of the Company's products to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties the Company will face in establishing an efficient distribution network for its products. While the Company intends to engage qualified personnel and believes it is sufficiently capitalized, no assurance can be given that the Company's products will be accepted by industrial or retail consumers, that a satisfactory distribution network can be established or that the Company's proposed operations will be profitable.

     UNCERTAINTY OF WIDESPREAD MARKET ACCEPTANCE OF PRODUCTS, LIMITED MARKETING EXPERIENCE. The Company is still in the initial stages of marketing SOLTRON and has not yet commenced marketing of its second product, SP34E. As is typical with new products, demand and market acceptance for the Company's products is subject to a high level of uncertainty. Achieving widespread market acceptance for its products will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of the Company's products. The prospects for the Company's product line will be largely dependent upon the Company's ability to achieve market penetration. Achieving market penetration will require sufficient efforts by the Company to create awareness of and demand for the Company's products. The Company's ability to build its customer base will depend in part on the Company's ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that the Company's products will achieve widespread market acceptance or that the Company's marketing efforts will result in profitable operations.

     LICENSE FEE RECEIVABLES. The Company intends to primarily market SOLTRON in its corporate and corporate managed territories, before developing sales through its license program. The Company's license agreements require each licensee to pay an initial license fee which is payable 10% by a cash down payment and the balance by delivery of a promissory note secured by the licensee's rights in the license agreement and generally all other assets of the licensee. The promissory note is payable over a two year period and the Company charges a premium on the SOLTRON enzyme concentrate price sold to the licensee and applies the premium to the amounts due under the promissory note. If minimum sales volumes of a licensee are not sufficient to make scheduled payments on the promissory note, the licensee is responsible for the balance.

     The Company records license fee receivables as an asset. As of March 31, 1999, the license fee receivable consisted of $2,400,000 (100%), due from Houston Mercantile. Houston Mercantile is currently in default in that it has failed to meet the minimum sales volume requirements or to otherwise satisfy the scheduled payment requirements. However, Houston Mercantile has been successful in finalizing a distribution agreement with Mardupol in Mexico. The risk to the Company of failure of the licensee is enhanced due to the concentration of only one licensee comprising the total obligor on the entire receivable amount.

     While failure of performance or payment by any licensee could have a substantial impact on the license fee receivable amount in the short-term, cancellation of the license for a particular territory will allow the Company to engage in sale of its SOLTRON product directly in such territory or to remarket the territory. The Company has subsequently taken back the Great Lakes and Southeast licenses and is operating these territories as corporate territories.

     VARIABILITY OF OPERATING RESULTS AND VOLATILITY OF COMMON STOCK PRICES. The Company's quarterly operating results have in the past and are anticipated in the future to be highly volatile. While the Company anticipates increased sales of its products will continue to generate revenue, the operating results of any quarterly period as compared to the previous quarter or the same quarter for the prior period will, in all likelihood, vary significantly. Default by a licensee resulting in a write-off of the associated license fee receivable could dramatically and adversely affect the Company's total net assets for the period in which such event occurred. Significant variances in operating results from period to period could result in high volatility of the market price for the Company's Common Stock.

     LIMITED  PRODUCT  LINE.  The  Company  currently  holds the  marketing  and distribution rights to two products, SOLTRON and SP34E. The Company's profitability will be dependent upon the market acceptance of these products and the Company's ability to improve these products and develop additional products to meet consumer approval.

     SUPPLY, CAPACITY AND DISTRIBUTION CONSTRAINTS. In order for the Company to successfully market its products, the Company must be able to fill orders promptly for its sales distributions as well as supplying its licensees with the SOLTRON concentrate. Additionally, licensees will have to meet their order demands promptly. The ability of the Company and its licensees to meet their supply requirements promptly will depend on numerous factors including their ability to establish successfully an effective distribution network and to maintain adequate inventories and the ability of the Company's sole supplier to adequately produce the SOLTRON product in volumes sufficient to meet demand. Failure of the Company and its licensees to adequately supply product to retailers or of the Company's supplier to adequately produce product to meet demand could materially adversely impact the operations of the Company.

     DEPENDENCE UPON RAW MATERIALS AND SUPPLIERS. The SOLTRON concentrate will be subject to price fluctuations based upon supply and demand of such product. In addition, because the product is produced in Japan, fluctuations of the relative value of the yen and dollar could adversely affect the cost of the product to the Company. The Company's sole supplier of its SOLTRON product is Neway Japan K.K. Interruption of the Company's product supply could result from several factors, such as disruption of supply of raw product, work stoppages, strikes or other labor difficulties, changes in governmental or international regulations or natural or man caused disasters occurring with respect to its supplier. Any increase of costs of the Company's raw products or disruption of its supplier could severely affect the Company's business operations.

     RELIANCE ON MANAGEMENT; LIMITED PERSONNEL. The Company is highly dependent on the services of its executive officers, James H. Hirst and R.L. (Beau) Van Deren. Mr. Hirst and Mr. Van Deren are not subject to employment agreements and the Company does not maintain any key man life insurance on Mr. Hirst or Mr. Van Deren. The loss of the services of Mr. Hirst or Mr. Van Deren or the inability to attract or retain alternative or additional qualified personnel will have a materially adverse affect on the Company. Attracting and retaining qualified personnel is critical to the Company's business plan. No assurances can be given that the Company will be able to retain or attract such qualified personnel or agents, or to successfully implement its business plan.

     CAPITAL REQUIREMENTS. The Company anticipates that additional funding will be required to meet management's growth objectives and fully implement its business plan. The Company may seek additional debt or equity financing through banks, other financial institutions, companies or individuals. No assurance can be given that the Company will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. No assurance can be given that any such financing, if obtained, will be adequate to meet the Company's needs for the foreseeable future. If the Company is not able to successfully obtain sufficient capital, the Company's ability to continue as a viable business enterprise will be substantially impaired.

     MANAGEMENT OF GROWTH. The Company anticipates rapid growth in the future if its marketing efforts are successful. In such event it will require effective management and resources. This growth, if achieved, will place significant strains on the Company's financial, managerial and other resources. Failure to effectively manage growth could have a materially adverse effect on the Company's business and profitability.

     SEASONAL FLUCTUATIONS. The Company's limited experience suggests that a greater demand for its SP34E product will occur in summer months, which is anticipated to result in more revenues in the Company's first and second fiscal quarters ending June 30 and September 30, respectively. Fluctuations in quarterly operating results may impact the market for the Company's Common Stock and result in high volatility the price of the Company's Common Stock. This will be somewhat offset if the Company completes its acquisition of Solpower Australia Pty Ltd., whose refrigerant gas sales occur in its summer months of October through March.

     COMPETITION. The markets for fuel additives and refrigerant gases are highly competitive. The Company believes that its products can compete and that its management's qualifications will enable it to compete effectively. There is no assurance that the Company's business plan can be successfully implemented. The Company will compete with established manufacturers and distributors that have developed brand recognition, many of which will have significantly greater operating history, name recognition and resources than the Company. Other companies and vendors may also enter into competition with the Company as a result of the Company's increased marketing efforts. The lack of financial strength of the Company may be a negative factor for the Company's ability to penetrate its product markets even if the Company's products are superior.

     LIMITED PATENT AND PROPRIETARY INFORMATION PROTECTION. The Company believes that the proprietary processes used in production of its products does not infringe on the proprietary rights of others. In the event that the Company's products infringe the patent or proprietary rights of others, the Company may be required to modify its process or obtain a license. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do so would have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to prosecute or defend a patent infringement or proprietary rights action. Moreover, if any of the Company's products infringe patents or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company. The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its proprietary rights. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although the Company requires all of its employees to sign non-disclosure, non-competition and inventions agreements, there can be no assurance that such agreements will be enforceable or will provide meaningful protection to the Company. There can be no assurance that the Company will be able to adequately protect its trade secrets or that other companies will not acquire information that the Company considers proprietary. Moreover, there can be no assurance that other companies will not independently develop know-how comparable to or superior to that of the Company.

     PRODUCT ACQUISITION AGREEMENT. The Company's rights to a substantial portion of its product lines are dependent upon its rights under the product acquisition agreements with Dominion Capital with respect to its SOLTRON and SP34E products and the process, formulae and other proprietary rights related to such products. Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to the rights of the Company under the agreements would materially adversely affect the Company. Additionally, the Company's rights to the products under the agreements are limited to a term of five years, each of which are extendable for an additional five years.

     NEED FOR ADDITIONAL DEVELOPMENT OF CERTAIN PRODUCTS. The Company believes that development work on its SOLTRON and SP34E products is substantially complete. However, testing of these products in the United States has been limited. The Company anticipates that its future research and development activities combined with experience gained from commercial production and use of the SOLTRON and SP34E products could result in the need for further refinement and development. There can be no assurance that unforeseen circumstances will not require expensive additional development of the Company's products and their applications. In addition, the Company may in the future need to make improvements in its product line in order for such products to remain competitive.

     ADEQUACY OF PRODUCT LIABILITY INSURANCE. The use of the Company's products entails inherent risks of adverse effects that could expose the Company to product liability claims. Product liability claims could have a material adverse effect on the business and financial condition of the Company. While the Company has obtained product liability insurance, there can be no assurance that the Company will be able to maintain such product liability insurance on acceptable terms or if maintained that such insurance will provide adequate coverage against all potential claims.

     CONTROL BY EXISTING SHAREHOLDERS/FOREIGN SHAREHOLDERS. The Company's principal shareholder, Dominion Capital, and its affiliates own or control a substantial voting block of the Company's outstanding Common Stock. As a result, these shareholders, when acting together, would be able to effectively control matters requiring approval by the shareholders of the Company, including the election of the Company's Board of Directors.

     Dominion Capital is domiciled in Australia and one other shareholder holding more than five percent of the Company's outstanding stock is domiciled in the Channel Islands of Guernsey. If the Company or a shareholder were to bring legal action against any of these shareholders, the domicile of these shareholders in foreign jurisdictions may result in the Company or a shareholder being unable to cause the foreign shareholders to be subject to the jurisdiction of a court in the United States. While a shareholder may be able to proceed against a foreign shareholder in the jurisdiction of that shareholder's domicile, such suits may be prohibitively expensive and such jurisdictions may not recognize claims or provide remedies similar to United States courts.

     INTERNATIONAL TRADE. The Company also anticipates engaging in sales in both Canada and Mexico and will import SOLTRON concentrate from Japan. The Company also anticipates commencement of operations in Australia through Solpower Australia. Currency fluctuation and other normal risks of conducting business internationally, including regulatory changes and requirements, fluctuating exchange rates, tariffs and other barriers, management difficulties, potentially adverse tax consequences and potentially difficult legal enforcement and collection problems could have a materially adverse impact on the financial condition of the Company.

     SECURITIES LAW COMPLIANCE. The Company has been involved in complex transactions and in offerings of securities which may have associated compliance defects by the Company or one or more of its shareholders. Current management has been involved with the Company since November 1996. While management is not aware that the Company has failed to comply with applicable rules and regulations, because management lacks full knowledge of all terms and conditions of securities offerings by the Company prior to November 1996, no assurances can be made that all such prior transactions were in complete compliance with applicable federal and state securities laws or that a claim with respect to non-compliance will not be made. Costs may be incurred by the Company to defend any claim of non-compliance and the Company may be required to offer rescission rights with respect to sales of its securities which would severely affect the operations and financial condition of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 1,400 square feet of office space utilized as its corporate offices at 7309 East Stetson Drive, Suite 102, Scottsdale, Arizona 85251. The lease is for a term through June 30, 2001, with current monthly rental payments of approximately $1,960 per month.

     The Company also leases approximately 12,000 square feet of space at 4247 West Adams, Suite 2, Phoenix, Arizona 85009 that is utilized as its corporate manufacturing, warehousing and distribution plant and as a corporate territory sales office. Monthly lease payments are approximately $4,900 and the lease expires on September 14, 2002.

     The Company has closed the Elkhart, Indiana SOLTRON production facility and is moving all the equipment to its facility in Phoenix, Arizona in order to meet production capacity expansion at that location. The lease on the Elkhart plant has been terminated, effective September 1, 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "SLPW." The following table sets forth the quarterly high and low bid prices per share for the Common Stock, as reported by the OTC Bulletin Board for the fiscal years indicated. On March 31, 1999, there were approximately 350 beneficial holders of the Common Stock.


     FISCAL YEAR         QUARTER ENDED               HIGH             LOW
     -----------         -------------               ----             ---

       1997...........June 30, 1996(1)...............$5.75............$4.00


                      September 30, 1996.............$5.109...........$1.25


                      December 31, 1996..............$1.25............$0.25


                      March 31, 1997.................$1.75............$1.125


       1998...........June 30, 1997..................$1.50............$1.50


                      September 30, 1997.............$0.4062..........$0.4062


                      December 31, 1997..............$0.625...........$0.625


                      March 31, 1998.................$2.75............$2.625


       1999...........June 30, 1998..................$3.50............$2.25

                      September 30, 1998.............$2.687...........$1.375


                      December 31, 1998..............$2.50............$1.187


                      March 31, 1999.................$2.625...........$1.281

(1) First Report is May 30, 1996.

     The Company has not paid, and the Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of the Company's business.

     The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategies, among others.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company's financial statements and related notes included herein. Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon assumptions about future conditions that could prove to be inaccurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements.

     The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Company's business that are beyond the Company's control.

     The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

RESULTS OF OPERATIONS

     Management anticipates a material rise in revenue during the next fiscal year as a result of the Company's direct marketing activities. During the past year, sales were entirely related to the sale of the Company's products, and costs were related to organization of the corporate offices and the business plan; locating, leasing, permitting and equipping the Phoenix production facility; financing and investor relations activities; technology transfer and requisite trademark, service mark and product registrations; and achieving full reporting status under the Securities Exchange Act of 1934.

     YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

     Revenues for the year ended March 31, 1999 were $82,192 as compared to $240,000 for 1998, a 65% decrease. All revenues for 1999 resulted from product sales while all of the revenues for 1998 resulted from deposits received from sales of territorial licenses. General and administrative costs for the year ended March 31, 1999 were $2,077,692 as compared to $1,065,379 for the same period ending March 31, 1998. The 95% increase resulted primarily from increased marketing efforts and the addition of sales and administrative support staff at the Company's corporate offices in Scottsdale, Arizona.

     Cash flow of $1,367,494 was provided from shareholder advances and receipts for stock subscriptions during the year ended March 31, 1999, as compared to $574,374 for the year ended March 31, 1998, which was also provided from shareholder advances and placement of the Company's Common Stock.

     As of March 31, 1999, the Company had no material commitments for capital expenditures. For the year ended March 31, 1999, the Company incurred a net operating loss of $2,239,646 compared to a net operating loss of $823,158 for the year ended March 31, 1998, which contributed to net cash used in operating activities of $1,223,452 and $290,332 for the years ended March 31, 1999 and 1998, respectively.

     SEASONALITY. Sales of the Company's SP34E product may be subject to higher volumes in the summer months resulting in higher revenues in the Company's first and second fiscal quarters. However, no pattern of sales volumes has yet been established.

     IMPACT OF INFLATION. The Company does not believe that inflation will have any material impact on its commercial activities for the ensuing year as its products do not fall under categories that are traditionally affected.

     YEAR 2000 COMPLIANCE. Management has utilized the latest versions of recognized computer software and therefore believes it will not encounter any of the computer software problems contemplated or predicted to occur at the entrance into the year 2000.

     OUTLOOK. The year ended March 31, 1999 was a year of organization and planning for the Company as it devoted its focus to defining and implementing its corporate plan; finalizing a comprehensive and workable Master License Agreement; identifying, negotiation and execution of Master License Agreements with qualified licensees; negotiation and finalization of financing; negotiation and finalization of the SP34E product rights acquisition; technology transfer and requisite trademark, service mark and product registrations; and achieving full reporting status under the Securities Exchange Act of 1934.

     Management foresees that implementation of the marketing plan at the corporate level and by its licensee will result, by the end of the 2000 fiscal year, in increased revenues and product acceptance. An important milestone will be acceptance of the product by any one of the tier one participants (100 million gallons of fuel consumed per annum) in the North American transport industry. Development of the corporate Marine Division is also anticipated to enhance revenues and corporate development. The introduction of SP34E and other environmentally friendly products are expected to increase revenues and diversify its product line. Consolidated revenues from the operations of Solpower Australia are also anticipated to enhance revenues.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

     Independent Auditors' Report...........................................  19

     Independent Auditors' Report on Prior Year.............................  20

     Balance Sheet at March 31, 1999 and 1998 ..............................  21

     Statement of Operations for the Years Ended
     March 31, 1999 and 1998 ...............................................  23

     Statement of Stockholders' Equity for the Years Ended
     March 31, 1999 and 1998................................................  24

     Statement of Cash Flows for the Years Ended
     March 31, 1999 and 1998................................................  25

     Notes to the March 31, 1999 and 1998
     Financial Statements...................................................  27


     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Solpower Corporation
Scottsdale, Arizona 85251

We have audited the accompanying balance sheet of Solpower Corporation (the Company), as of March 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1999 and the results of its operations and its cash flows for the year then ended, in conform ity with generally accepted accounting principles.

/s/  Semple & Cooper

Semple & Cooper, LLP
Phoenix, Arizona
July 30, 1999

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Solpower Corporation
Scottsdale, Arizona 85251

We have audited the accompanying balance sheet of Solpower Corporation (the Company), as of March 31, 1998 and the related statement of operations, stockholders' equity and cash flows for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1998 and the results of its operations and its cash flows for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

/s/ Clancy & Co.

Clancy & Company, PLLC
Phoenix, Arizona
July 22, 1998

                              SOLPOWER CORPORATION
                                 BALANCE SHEETS
                             MARCH 31, 1999 AND 1998


                                     ASSETS

                                                        1999             1998
                                                     ----------       ----------
Current Assets
     Cash and Cash Equivalents (Note 2)              $    2,228       $  183,842
     Accounts Receivable (Note 2)                        50,145                0
     Prepaid Expense                                          0            2,917
     Inventory (Notes 2 and 3)                           92,178          101,906
     License Fee Receivable (Note 4)                          0        2,160,000
     Stock Subscription Receivable                            0          600,000
                                                     ----------       ----------
Total Current Assets                                    144,551        3,048,665
                                                     ----------       ----------

Property & Equipment, net (Notes 2 and 5)               399,262          131,942
                                                     ----------       ----------

Other Assets
     Marketing Rights (Note 6)                        2,658,333          358,333
     Security Deposits                                   13,922           14,422
     License Fee Receivable (Note 4)                  2,400,000                0
                                                     ----------       ----------
Total Other Assets                                    5,072,255          372,755
                                                     ----------       ----------

                                                     $5,616,068       $3,553,362
                                                     ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                           BALANCE SHEETS (CONTINUED)
                             MARCH 31, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             1999           1998
                                                          -----------    -----------
Current Liabilities
    Lease Payable - Current (Notes 5 and 7)               $     4,060    $     4,575
    Loans Payable - Related Parties - Current (Note 9)         13,500              0
    Accounts Payable (Note 9)                                 429,409          2,432
    Accrued Expenses (Note 4)                                 213,792              0
                                                          -----------    -----------
Total Current Liabilities                                     660,761          7,007
                                                          -----------    -----------

Long Term Liabilities
    Lease Payable - Noncurrent                                      0          5,167
    Loans Payable - Related Parties - Noncurrent
       (Note 9)                                               407,219         39,725
     Accrued Expense - Noncurrent (Note 4)                     70,000              0
    Deferred Revenue (Note 4)                               2,400,000      2,160,000
                                                          -----------    -----------
Total Long Term Liabilities                                 2,877,219      2,204,892

Total Liabilities                                           3,537,980      2,211,899
                                                          -----------    -----------

Commitments and Contingencies (Note 7)                             --             --

Stockholders' Equity (Note 10)
    Preferred Stock; $0.001 Par Value, 5,000,000 Shares
    Authorized; Issued and Outstanding, None                       --             --

    Common Stock; $0.01 Par Value, 30,000,000 Shares
    Authorized; Issued and Outstanding 23,456,560 and
    17,391,560 at March 31, 1999 and 1998, respectively       234,566        173,916

    Additional Paid in Capital                              6,736,525      4,220,904
    Accumulated Deficit                                    (4,893,003)    (2,653,357)
                                                          -----------    -----------
                                                            2,078,088      1,741,463

    Less: Stock Subscription Receivable                             0       (400,000)
                                                          -----------    -----------

Total Stockholders' Equity                                  2,078,088      1,341,463
                                                          -----------    -----------

Total Liabilities and Stockholders' Equity                $ 5,616,068    $ 3,553,362
                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                       1999            1998
                                                   ------------    ------------
Revenues (Note 4)
  Sales - Product                                  $     82,192    $         --
  License Fees                                               --         240,000
                                                   ------------    ------------
Total Revenues                                           82,192         240,000

Cost of Sales                                           244,874              --
                                                   ------------    ------------

Gross Profit (Loss)                                    (162,682)        240,000

Expenses
  General and Administrative                          2,077,692       1,065,379
                                                   ------------    ------------

Operating Loss                                       (2,240,374)       (825,379)
                                                   ------------    ------------

Other Income (Expense)

  Interest Income                                         2,249           3,405
  Interest Expense                                       (1,521)         (1,184)
                                                   ------------    ------------

Total Other Income (Expense)                                728           2,221
                                                   ------------    ------------

Net Loss Before Provision                            (2,239,646)       (823,158)
   for Income Taxes

Provision for Income Taxes (Note 8)                          --              --
                                                   ------------    ------------

Net Loss                                           $ (2,239,646)   $   (823,158)
                                                   ============    ============

Basic (Loss) Per Share                             $      (0.10)   $      (0.06)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        22,146,765      14,279,231
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                      Additional      Stock
                                              Common        Stock      Paid In     Subscription  Accumulated
                                              Shares       Amount      Capital      Receivable       Deficit        Total
                                              ------       ------      -------      ----------       -------        -----

Balance, March 31, 1997                       9,231,560   $  92,316  $1,782,504   $              $ (1,830,199)   $    44,621
Issuance of Common Stock Under Reg D
Private Offering at $.125 per share in
Exchange for Cancellation of Advances
Made to April 1, 1997                         4,160,000      41,600     478,400                                      520,000

Issuance of Common Stock Under Reg S
Placement at $.50 per share,
January 9, 1998                               4,000,000      40,000   1,960,000      (400,000)                     1,600,000

Net Loss, Year Ended March 31, 1998                                                                  (823,158)      (823,158)
                                          -----------------------------------------------------------------------------------
Balance, March 31, 1998                     17,391,560      173,916   4,220,904      (400,000)     (2,653,357)     1,341,463

Issuance of Common Shares at $0.40 per
share for SP34E Marketing Rights             6,000,000       60,000   2,340,000                                    2,400,000
Issuance of Common Stock for Stock
Services Agreement                              50,000          500     149,500                                      150,000
Receipt of Stock Subscription
Receivable funds                                                                      400,000                        400,000
Issuance of Common Stock for Marketing
Services                                        15,000          150      26,121                                       26,271
Net Loss, Year Ended March 31, 1999                                                                 (2,239,646)   (2,239,646)
                                          -----------------------------------------------------------------------------------
Balance, March 31, 1999                     23,456,560     $234,566  $6,736,525   $        --      $(4,893,003)   $2,078,088
                                          ===================================================================================

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1999, AND 1998

                                                          1999          1998
                                                       ----------    ----------

Cash Flows From Operating Activities
  Net Loss                                             (2,239,646)     (823,158)

Adjustments to reconcile net loss to net cash
  used by operating activities
  Depreciation and amortization                           166,154       127,477
  Non-cash items                                          176,271       520,000
  Changes in operating assets and liabilities
    Accounts receivable                                   (50,145)            0
    License fee receivable                               (240,000)   (2,160,000)
    Prepaid expenses                                        2,917        (2,917)
    Inventory                                               9,728      (101,906)
    Security deposits                                         500       (12,260)
    Accounts payable                                      426,977         2,432
    Accrued expenses                                      283,792             0
    Deferred revenue                                      240,000     2,160,000
      Net cash used by operating activities            (1,223,452)     (290,332)
                                                       ----------    ----------

Cash Flows from Investing Activities:
  Purchase of property and equipment                     (333,474)     (110,369)
                                                       ----------    ----------
      Net cash used by investing activities              (333,474)     (110,369)
                                                       ----------    ----------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock
    and repayment of stock subscriptions                1,000,000     1,000,000
  Proceeds from short-term loan                            13,500             0
  Proceeds (payments) on lease payable                     (5,682)        9,742
  Advances from related parties                           367,494      (425,636)
                                                       ----------    ----------
      Net cash provided by financing activities         1,375,312       584,106
                                                       ----------    ----------

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                           1999          1998
                                                       -----------    ----------

Increase (Decrease) in Cash and Cash Equivalents       $  (181,614)   $  183,405
Cash and Cash Equivalents, Beginning of Year               183,842           437
                                                       -----------    ----------

Cash and Cash Equivalents, End of Year                       2,228       183,842
                                                       ===========    ==========

SUPPLEMENTAL INFORMATION
Cash Paid for:
       Interest                                              1,521         1,184
       Income Taxes                                              0             0

Noncash Investing and Financing
  Issuance of 3,529,000 Shares of Common Stock in
  Exchange for a Promissory Note, November 4, 1996               0    $1,000,000

  Issuance of Common Stock in Exchange for
  Cancellation of a Portion of Advances Payable                  0    $  520,000

  Issuance of 6,000,000 Shares of Common Stock for
  Marketing Rights                                     $ 2,400,000             0

  Issuance of 50,000 Shares of Common Stock for
  Service Agreement                                    $   150,000             0

  Issuance of 15,000 Shares of Common Stock for
  Marketing Expense                                    $    26,271             0


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Solpower Corporation (the Company), formerly known as Virtual Technologies, Inc. and Dynafuel Corporation, was incorporated under the laws of the State of Utah on June 7, 1982.

The Company was originally incorporated with an authorized capital of 30,000,000 shares of common stock with a par value of one cent ($0.01) per share. On December 12, 1995, the Company amended its articles of incorporation, changing its name to Virtual Technologies, Inc. authorizing preferred stock of 5,000,000 shares at $.25 par value. On July 22, 1996, the Company changed its legal domicile to the State of Nevada. On November 22, 1997, the Company restated the articles of incorporation, changing its name to Solpower Corporation and changing its preferred stock par value to one-tenth of one cent ($.001) per share.

The Company was in the development stage through March 31, 1997. The principal business purpose of the Company is the sales and distribution of SOLTRON and other environmentally friendly products throughout the world.

The Company has the exclusive sales, distribution, marketing and manufacturing rights for the United States, Mexico and Canada to the Solpower product, SOLTRON, a fuel enhancing product and SP34E, a universal drop-in replacement refrigerant gas.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

A. Method of Accounting
The Company's financial statements are prepared using the accrual method of accounting.

B. Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents.

C. Accounts Receivable
The Company's accounts receivable consist entirely of amounts due for their products from dealers and licensees.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At March 31, 1999, no allowance has been provided for uncollectible accounts receivable as, in the opinion of management, all accounts receivable outstanding at March 31, 1999 are considered fully collectible.

D. Inventory
Inventory is stated at the lower of cost or market using the first-in, first-out
(fifo) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

E. Property and Equipment
Property and equipment, stated at cost, is depreciated over their estimated useful lives as follows:

     Computer and Office Equipment      5 years
     Furniture                          7 years
     Vehicles                           5 years
     Plant Equipment                    7 years
     Leasehold Improvements             5 years or lease term

Depreciation is computed under the straight-line method for financial statement purposes and under accelerated methods for income tax purposes.

Repairs and maintenance expenses are charged to operations as incurred. Betterments or renewals are capitalized as incurred.

The Company is the lessee of a vehicle under a capital lease agreement expiring in September, 1997. The asset and liability under the capital lease agreement is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is depreciated over its estimated useful life. Depreciation of the asset under the capital lease agreement is included in depreciation expense, as noted above.

F. Revenue Recognition
Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from corporate license programs are recognized based on the terms of the license agreement with a license fee receivable and deferred revenue recorded at the inception of the agreement. Revenues from consignment sales are recognized when payments are received.

G. Earnings or (Loss) Per Common Share
Earnings or (loss) per common share are computed based on weighted average number of shares outstanding at the date of the financial statements. The number of shares used in computing basic earnings (loss) per share was 22,146,765 and 14,279,231 for the years ended March 31, 1999 and 1998, respectively. Diluted earnings (loss) per share have not been presented as they are antidilutive.

H. Income Taxes
The Company accounts for deferred income taxes on an accrual basis under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Note 8.

I. Use of Estimates
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements.

J. New Accounting Announcements
During the year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than was required by APB No. 15, Earnings per Share. The adoption of SFAS No. 128 did not have a material effect on the Company's financial position.

During the year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital
Structure" (SFAS No. 129). The pronouncement reinstates various securities disclosure requirements previously in effect under APB No. 15, Earnings per Share, which was superseded by SFAS No. 128. The adoption of SFAS No. 129 did not have a material effect on the Company's financial position or results of operations.

K. Fair Value of Financial Instruments
Accounts receivable, accounts and loans payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value. Management believes that license fee receivable and deferred revenue approximate market due to their short term nature.

L. Advertising
Advertising costs are expensed as incurred. Advertising expense for the years ended March 31, 1999 and 1998 were $14,689 and $57,410, respectively.

M. Stock-Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement No. 123).

N. Reclassifications
Certain prior year amounts in the accompanying 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 3 - INVENTORY

Inventory at March 31, 1999 of $92,178 consists, primarily, of the SOLTRON fuel additive concentrate and a small amount of consignments. Inventory at March 31, 1998 of $101,906 consisted of a small quantity of twenty five 55 gallon drums of SOLTRON fuel additive concentrate.

NOTE 4 - LICENSE FEE RECEIVABLE

During the year ended March 31, 1999, the Company entered into two new licensing agreements for the sole and exclusive use and distribution of its product, SOLTRON, in the territories as defined below:

SOLPOWER TEXAS - Texas, New Mexico and Oklahoma

SOLPOWER MEXICO - Country of Mexico

On June 30, 1998, the Company entered into an agreement with Houston Mercantile Exchange (licensee) for the exclusive use and distribution of its product, SOLTRON, in the states of Texas, Oklahoma and New Mexico. The license fee is $600,000, with a down payment of $60,000 due upon signing the agreement. The licensee signed a promissory note for the balance of $540,000 of the license fee due. The note bears interest at one half percent (0.5%) on the unpaid principal balance, with all unpaid principal and interest due on or before June 30, 2000. As of the financial statement date, no payments have been received in relation to this agreement, therefore the entire contract has been reflected as long term.

On June 30, 1998, the Company entered into an agreement with Houston Mercantile Exchange (licensee) for the exclusive use and distribution of its product, SOLTRON, in Mexico. The license fee is $1,800,000, with a down payment of $180,000 due upon signing the agreement. The licensee signed a promissory note for the balance of $1,620,000 of the license fee due. The note bears interest at one half percent (0.5%) on the unpaid principal balance, with all unpaid principal and interest due on or before June 30, 2000. As of the financial statement date, no payments have been received in relation to this agreement, therefore the entire contract has been reflected as long term.

The licensee is required to pay the Company the greater of the amount payable per the payment schedule in the agreement or the product of $5.50 times the number of liters of concentrate shipped by the Company to the licensee during the immediately preceding calendar month. As of the financial statement date, no concentrate has been shipped.

At a minimum, future annual principal payments due the Company under the notes are as follows for the years ending March 31:

                            2001      $2,130,000
                            2002      $  270,000

During the fiscal year ended March 31, 1998, the Company sold licenses for the Great Lakes Territory (Ohio, Indiana, Michigan, Illinois and Wisconsin) to Master Marketing Group and the Southeast Territory (Florida, Georgia, Alabama, Arkansas, Mississippi, and Louisiana) to Solpower Southeast Corporation for $1,200,000 and $1,200,000, respectively. The Company reported down payments totaling $240,000 and a License Fee Receivable of $2,160,000.

On May 14, 1999, the Company and Masters Marketing Group, Inc. (licensee) mutually agreed to cancel the Master License Agreement, entered into during the fiscal year ended March 31, 1998. Provisions of the settlement agreement include:

* The balance of the license fee owed to the Company ($1,080,000) is forgiven.
* The down payment of $120,000 made to the Company will be repaid to the Licensee without interest in 24 equal monthly payments of $5,000.
*    A portion of accounts payable ($10,395) owed to the Company is forgiven.
* Property and receivables were received by the Company in exchange for 15,000 shares of Solpower Corporation's Common Stock.

This transaction has been recorded as of March 31, 1999 and the repayment of $120,000 included in accrued expenses.

On September 7, 1999, the Company and Solpower Southeast Corporation (licensee) mutually agreed to cancel the Master License Agreement, entered into during the fiscal year ended March 31, 1998. Provisions of the settlement agreement include:

* The balance of the license fee owed to the Company ($1,080,000) is forgiven.
* The down payment of $120,000 made to the Company will be repaid to the Licensee without interest on or before October 30 , 1999 and the Company will issue 20,000 shares of Common Stock to the licensee.

This transaction has been recorded as of March 31, 1999 and the repayment of $120,000 included in accrued expenses.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 1999 and 1998:

                                                      1999           1998
                                                    --------       --------
     Furniture and Fixtures                         $ 52,359       $ 47,436
     Computer and Office Equipment                    66,584         59,872
     Vehicles                                         15,172         15,172
     Plant Equipment                                 106,435         39,538
     Leasehold Improvements                          254,943              0
                                                    --------       --------
              Subtotal                               495,493        162,018
     Less: Accumulated Depreciation                   96,231         30,076
                                                    --------       --------
     Net Book Value                                 $399,262       $131,942
                                                    ========       ========

Depreciation expense charged to operations for the years ended March 31, 1999 and 1998, was $66,515 and $27,477, respectively.

NOTE 6 - LONG-LIVED ASSETS

On November 4, 1996, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SOLTRON, a fuel enhancing product, encompassing the North American Market (United States, Mexico and Canada), in exchange for 5,000,000 shares of common stock valued at $500,000. The contract is for a period of five years. The Company is amortizing the marketing rights over the period of the contract. Management will reassess annually the estimated useful life and impairments, if any, will be recognized when expected future operating cash flows from the marketing rights are less than their carrying value. Amortization charged to operations for each of the years ended March 31, 1999 and 1998 was $100,000.

On June 17, 1998, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SP34E (a refrigerant gas) encompassing the United States, in exchange for the issuance of 6,000,000 shares of common stock valued at $2,400,000. The contract is for a period of five years, and pursuant to an Addendum to the agreement, the term of the agreement shall commence on the Company achieving ratable sales of SP34E and in no event later than July 1, 2000. The Company intends to amortize these marketing rights over the period of the contract. As of the balance sheet date, March 31, 1999, no sales have been recorded, therefore no amortization was recorded in relation to this transaction. Management will reassess annually the estimated useful life and impairments, if any, will be recognized when expected future operating cash flows from the marketing rights are less than their carrying value.

NOTE 7 - COMMITMENTS

OPERATING LEASES - The Company leases 1,364 square feet of office space for its executive offices in Scottsdale, Arizona. The lease expires in June, 2000 and has a minimum monthly rental obligation of approximately $1,900.

The Company leases approximately 12,000 square feet of warehouse space, for its production facility located in Phoenix, Arizona. The term of the lease is five years, expiring September, 2002. Base rent is approximately $3,900 per month, plus property rental tax. The Company also had an option to purchase the real property and improvements. The option to purchase the property was not completed during the specified time periods and costs of $35,000 incurred for the purchase effort were expensed during the year ended March 31, 1999.

The Company entered into a rental agreement for a copier/printing machine for a term of 39 months, at $566 per month.

Future minimal rental commitments on the above leases are as follows for the years ending March 31:

                   2000               $ 78,377
                   2001               $ 60,731
                   2002               $ 54,849
                   2003               $ 21,271
                                      --------
                                      $215,228
                                      ========

Lease expense charged to operations for the years ended March 31, 1999 and 1998, was $112,790 and $106,932, respectively.

CAPITAL LEASES - The Company leases a motor vehicle under a capital lease agreement expiring September, 1999, at a monthly rate of approximately $500. Total payments remaining under the lease are $4,413, with $354 representing interest. The vehicle is included in property and equipment and is being depreciated over the life of the lease.

Future minimum lease payments for the vehicle under capital lease at March 31, 1999 are as follows:

                                                              March 31,
                                                              ---------

     Year Ending March 31, 2000                                $ 4,413
     Less Amount Representing Interest                            (353)
                                                               -------
     Present Value of Net Minimum Lease Payments                 4,060
     Less: Current Portion of Capital Lease Obligation          (4,060)
                                                               -------
                                                                (    0)
                                                               =======

ACCRUED EXPENSES

The Company is making payments of $5,000 per month to Masters Marketing Group to complete terms of a license fee agreement cancellation. The total of these payments is $120,000 and will be completed in April 2001 and have been recorded as general and administrative expenses for the year ended March 31, 1999.

The Company will be making payments totaling $120,000 to Solpower Southeast Corporation to complete terms of a license fee arrangement cancellation. The payments are expected to be completed in October, 1999 and have been recorded as general and administrative expenses for the year ended March 31, 1999.

NOTE 8 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 1999, deferred tax assets consist of the following:

                                                    1999           1998
                                                  ---------      ---------
     Net operating loss carryforwards             $ 734,000      $ 398,000
     Less: valuation allowance                    $(734,000)     $(398,000)
                                                  ---------      ---------
                                                  $       0      $       0
                                                  =========      =========

For the years ended March 31, 1999 and 1998, the Company established valuation allowances equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

At March 31, 1999 and 1998, the Company had federal and state net operating loss
carryforwards   in  the   approximate   amount  of  $4,900,000  and  $2,600,000,
respectively, available to offset future taxable income through 2014.

NOTE 9 - RELATED PARTY TRANSACTIONS

LOANS PAYABLE - RELATED PARTIES

On November 4, 1996, the Company entered into an agreement with the majority stockholder of the Company, Dominion Capital Pty Ltd., (Dominion) for a period of five years. Dominion agreed to provide up to $1,000,000 on an "as needed" basis for operational costs and for the development and construction of manufacturing facilities. Dominion was to be repaid for the advances with convertible preferred shares of the Company. The note payable was originally convertible into convertible preferred stock of the Company. On November 24, 1997, an addendum was signed by the Company deleting this from the agreement. The addendum grants stock options and pay performance bonuses based solely on gross sales figures of the Solpower product SOLTRON in the North American market. See Note 10. Additionally, the Company has the option to extend the term of this agreement for an additional period of five years, unless canceled by notice in writing, by either party, with a thirty day notice of cancellation. As of March 31, 1999 and 1998, the Company had a balance due to Dominion of $407,219 and $39,725, respectively.

In July 1998, the Company entered into an investor relations agreement with Dominion Capital Securities, Inc. (DCSI) for a six month period. DCSI agreed to provide stock promotion in exchange for $125,000 in cash, 50,000 shares of stock and the option to purchase 100,000 shares of stock at $3.00 per share (See Note
10). The stock and the options were issued during the year ending March 31, 1999 and a balance of $85,000 remains due to Dominion under the agreement and has been included in accounts payable as of the balance sheet date.

NOTE 10 - EQUITY

STOCK

On April 1, 1997, the Company issued 4,160,000 shares of common stock under a REG D private offering in exchange for cancellation of advances payable at $.125 per share, or $520,000.

On January 9, 1998, the Company issued 4,000,000 shares of common stock under a REG S placement at $.50 per share, or $2,000,000.

On June 17, 1998, the Company issued 6,000,000 shares of common stock in exchange for marketing rights for 5 years to SP34E, at $.40 per share or $2,400,000.

On July 1, 1998, the Company issued 50,000 shares of common stock in exchange for marketing services for six months, at $3.00 per share or $150,000.

On May 14, 1999, the Company issued 15,000 shares of common stock in exchange for property and receivables, at $1.75 per share or $26,271.

STOCK OPTIONS AND WARRANTS

On November 24, 1997, an addendum to the agreement with Dominion to provide financing (Note 9) was signed by the Company which grants the following options to Dominion based solely on the gross sales figures, for a five year period, of the Solpower product SOLTRON in the North American Market as follows:

a. Gross sales for the product equaling $10,000,000, option to purchase 100,000 shares of common stock at $2.50 per share, plus a cash performance bonus of $400,000.

b. Gross sales for the product equaling $20,000,000, option to purchase 150,000 shares of common stock at $3.50 per share, plus a cash performance bonus of $400,000.

c. Gross sales for the product equaling $50,000,000, option to purchase 250,000 shares of common stock at $4.50 per share, plus a cash performance bonus of $500,000.

d. Gross sales for the product equaling $100,000,000, option to purchase 250,000 shares of common stock at $5.00 per share, plus a cash performance bonus of $1,000,000.

The contract has an anti-dilution provision, that in the event that the Company shall at any time subdivide the outstanding shares of common stock, or shall issue a stock dividend on its outstanding stock, the conversion price in effect immediately prior to such subdivision or the issuance of such dividend shall be proportionately decreased, and in the case the Company shall at any time combine the outstanding shares of common stock, the conversion price in effect immediately prior to such combination shall be proportionately increased, effective at the close of business on the date of such subdivision, dividend or combination, as the case may be.

The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan. Pursuant to the plan, options to purchase shares of the Company's common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 1999, there were 2,500,000 shares reserved for options to be granted under the Plan.

On January 30, 1998, the Company granted the option to purchase shares of the Company's common stock to certain individuals at a purchase price equal to or greater than 100% of the fair market value of such stock as determined under the Solpower Corporation Stock Option and Incentive Plan (the Plan) as of this date. Mr. James H. Hirst was granted 300,000, Mr. Trond Matteson was granted 150,000 and Mr. Joshua Ward was granted 150,000 shares. The terms of such options shall commence as of January 30, 1998, and expire on January 30, 2003 or the termination of employment of Mr. Hirst or the services of Mr. Matteson or Mr. Ward.

The options shall vest independently with respect to each grantee based upon two factors: (a) the minimum market price and (b) the minimum reported gross revenues being achieved as illustrated in the table below:

                  Percentage    Exercise       Minimum        Minimum Reported
                   Amount         Price      Market Price      Gross Revenues
                   ------         -----      ------------      --------------
Hirst               33 1/3%       $1.00          $2.00           $ 6 million
                    33 1/3%       $1.75          $3.00           $ 9 million
                    33 1/3%       $2.50          $4.00           $12 million

Matteson            33 1/3%       $1.00          $2.00           $ 6 million
Ward                33 1/3%       $2.00          $3.00           $ 9 million
                    33 1/3%       $3.00          $4.00           $12 million

The Minimum Reported Gross Revenues shall have been achieved during a reporting period which is the lesser of (i) the four quarterly reporting periods preceding any date on which the Minimum Market Price exists, and (ii) that number of quarterly reporting periods occurring subsequent to the date on which both Vesting Requirements last were achieved and any date on which the next Minimum Market Price requirement is achieved. Additionally, the options of Mr. Matteson shall not vest before August 1, 1998.

On May 28, 1998, the Company granted the option to purchase shares of the Company's common stock to certain directors at a purchase price for each share that, with the exception of the nonqualifying options, is equal to or greater than 100% of the fair market value of such stock as determined under the Plan as of this date. Mr. Fraser Moffat III was granted 350,000, 100,000 of which are nonqualifying, Mr. Naoya Yoshikawa was granted 100,000, Mr. Jerry Goddard was granted 100,000 and Mr. James H. Hirst was granted 100,000. The options may be exercised in whole or in part at any time after the vesting requirements with respect to any option shares has been achieved. The terms of such options shall commence as of May 28, 1998, and expire on May 28, 2003, or the termination as directors of the Company.

The options shall vest independently with respect to each grantee, provided each grantee is a director of the Company on such vesting date, based upon two factors: (a) the minimum market price and (b) the minimum reported gross revenues being achieved as illustrated in the table below:

                  Percentage    Exercise       Minimum        Minimum Reported
                   Amount         Price      Market Price      Gross Revenues
                   ------         -----      ------------      --------------
Moffat -
(Incentive
Stock Options)       40%          $3.00         $3.00            $ 6 million
                     40%          $5.00         $5.00            $ 9 million
                     20%          $7.00         $7.00            $12 million
(Nonqualifying
Options)            100%          $2.00         $2.00            $ 4 million

Yoshikawa/           50%          $3.00         $3.00            $ 6 million
Goddard/             50%          $7.00         $7.00            $12 million
Hirst

Van Deren            25%          $1.30         $2.00            $ 6 million
                     25%          $1.60         $3.00            $ 9 million
                     25%          $2.35         $4.00            $12 million
                     25%          $5.00         $5.00            $15 million

With respect to Mr.'s Yoshikawa, Goddard, and Hirst, the Minimum Reported Gross Revenues shall have been achieved during a reporting period which is the lesser of (i) the four quarterly reporting periods preceding any date on which the Minimum Market Price exists, and (ii) that number of quarterly reporting periods occurring subsequent to the date on which both Vesting Requirements last were achieved and any date on which the next Minimum Market Price requirement is achieved.

On May 18, 1998, Mr. Joshua Ward was terminated as a service provider to the Company and the 150,000 options granted to Mr. Ward on January 30, 1998, terminated on May 18, 1998.

On January 4, 1999, R. L. (Beau) Van Deren, the corporate Secretary/Treasurer and a member of the Board of Directors was granted 400,000 options to purchase the common stock of the Company. The terms of such options commenced on January 9, 1999 and expire on January 9, 2004 or the termination of employment of Mr. Van Deren.

The Company's stock option and stock grant transactions for the years ended March 31, 1999 and 1998, are summarized as follows:

                                               Number of Option       Options
                                                    Shares             Price
                                                 -----------        -----------
Options Outstanding and Exercisable               16,000,000        $0.20-$0.32
     at March 31, 1997
Cancellation of Options per Amendment            (16,000,000)
     To Marketing Agreement

Options Granted Under Amended                        100,000              $2.50
     Marketing Agreement                             150,000              $3.50
                                                     250,000              $4.50
                                                     250,000              $5.00
Options Granted Under Stock Option                   200,000              $1.00
     and Incentive Plan                              100,000              $1.75
                                                     100,000              $2.00
                                                     100,000              $2.50
                                                     100,000              $3.00
                                                 -----------        -----------
Options Outstanding at March 31, 1998              1,350,000        $1.00-$5.00

Options Terminated on May 18, 1998                  (150,000)       $1.00-$3.00

Options Granted Under Stock Option                   100,000              $1.30
     and Incentive Plan                              100,000              $1.60
                                                     100,000              $2.35
                                                     290,000              $3.00
                                                     240,000              $5.00
                                                     220,000              $7.00
     (Non-qualifying options)                        100,000              $2.00
Options Granted under Marketing Agreement            100,000              $3.00
                                                 -----------        -----------
Options Outstanding at March 31, 1999              2,450,000        $1.30-$7.00
                                                 ===========

Options Exercisable at March 31, 1999                100,000              $3.00

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 1999 and 1998. Had compensation cost for stock-based compensation been determined on the fair value of the options at the grant dates, consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended March 31, 1999 and 1998 would have been reduced to the pro forma amounts presented below:

                                               Years Ended March 31,
                                            ---------------------------
                                               1999             1998
                                               ----             ----
     NET LOSS:
     As reported                            $(2,239,646)     $(823,158)
     Per common share equivalent            $     (0.10)     $   (0.06)

     Pro forma                              $(2,375,646)     $(823,158)
     Per common share equivalent            $     (0.11)     $   (0.06)

According to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (Accounting for Stock-Based Compensation), the fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of five
(5) years, risk-free interest rates of eight percent (8%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during the year ended March 31, 1999 was $1.36.

WARRANTS

The Company issued warrants in connection with a private placement offering in 1998. As of March 31, 1999, there were 4,000,000 warrants outstanding including 2,000,000 warrants at an exercise prices of $1.50 and 2,000,000 warrants at an exercise price of $3.00 per share, expiring on January 7, 2000.

NOTE 11 - CONCENTRATIONS

Major suppliers for Solpower Corporation include the Japanese company that produces the SOLTRON enzyme concentrate. Supply of the SOLTRON concentrate could be interrupted due to work stoppages, strikes, and governmental or international regulations. The solvent used as the suspension agent for SOLTRON, is currently supplied by a major North American chemical company. If a supply interruption should occur, other readily available solvents, can be substituted. The specially designed, single measure bottles for retail sales of Soltron are currently being produced in Australia. The molds for these unique bottles are being shipped to the United States to insure a more locally available supply. Other United States manufacturers have the capability to produce the molds and bottles. All other materials for production of SOLTRON are available from a variety of local providers.

NOTE 12 - YEAR 2000 ISSUE (UNAUDITED)

Like other companies, the Company could be adversely affected if the computer systems it, its suppliers or its customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, telephone systems, etc. At this time, because of complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.

NOTE 13 - SUBSEQUENT EVENTS

On May 14, 1999, the Company terminated its Master License Agreement with Masters Marketing Group, holder of the Great Lakes (Ohio, Indiana, Illinois, Michigan, Wisconsin) license. The Company regains the right to operate the Great Lakes territory as a corporate sales territory in exchange for cancellation of the Promissory Note of $1,080,000, issuance of 15,000 shares of stock and repayment of the license fee down payment of $120,000. The down payment is to be repaid at $5,000 per month without interest. See Note 4. This transaction is reflected in the financial statements as of March 31, 1999.

On June 7, 1999,  the  Company  announced  its  intention  to  acquire  Solpower
Australia Pty Ltd. for 3,000,000 to 4,000,000 shares of the Company's common stock. The actual terms of acquisition will be set forth in a definitive agreement which will be subject to approval by the Company's board of directors.

On September 1, 1999, the Company terminated its lease with D.I. South, Inc. of Indiana for the Elkhart Plant site. The plant equipment was shipped to the Phoenix, Arizona SOLTRON production facility to support the production capacity expansion.

On September 7, 1999, the Company terminated its Master License Agreement with Solpower Southeast Corporation. The Company regains the right to operate the Southeast territory (Alabama, Arkansas, Florida, Georgia and Mississippi) as a corporate sales territory in exchange for cancellation of the Promissory Note of $1,080,000, repayment of the license fee down payment of $120,000 and the issuance of 20,000 shares of stock. The down payment is expected to be refunded by October 30, 1999. See Note 4. This transaction is reflected in the financial statements as of March 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 19, 1999, the Company changed independent accountants from Clancy & Co. P.L.L.C. to Semple & Cooper, LLP, a member of the BDO Seidman international alliance. This change was made in order to better meet the Company's future auditing and reporting requirements on an international basis. The Company had no disagreements with the Clancy & Co., P.L.L.C., who issued audit opinions for the Company's two previous annual financial statements. Neither of these two financial statements contained an adverse or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A) DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company, their ages and positions held in the Company are as follows:

     NAME                            AGE         POSITIONS HELD(1)
     ----                            ---         -----------------
     Fraser M. Moffat III            70          Director & Chairman
     James H. Hirst                  52          Director, President and CEO
     R.L. (Beau) Van Deren           50          Director & Secretary/Treasurer
     Jerry W. Goddard                59          Director
     Naoya Yoshikawa                 53          Director

     (1) All current directors serve until the next annual shareholders meeting or their earlier resignation or removal.

     FRASER M. MOFFAT III joined the Company as a Director and Chairman of the Board in May 1998. Since 1995, Mr. Moffat has primarily managed his personal investments. From January 1985 through February 1995, Mr. Moffat was First Vice President of Institutional Sales at Lehman Brothers, Inc. Hamburg, Germany office. From October 1971 to December 1984, Mr. Moffat was a Vice President at Merrill Lynch, Inc. Previously, Mr. Moffat served in the United States Navy from 1953 to 1956 where he attained the rank of Lieutenant Commander. Mr. Moffat graduated from Williams College in 1951 with a BA degree.

     JAMES H. HIRST has served as Chief Executive Officer of the Company since September 1997, and a Director and President since May 1998. As Chief Executive Officer and President of the Company, Mr. Hirst is responsible for all Company operations, licensing arrangements, product sales and marketing. Mr. Hirst has served as President of Mesquite Management Ltd. from March 1986 to present where he has provided consulting services to early stage companies in connection with their operations, financial information systems and legal compliance. In performing his consulting services, Mr. Hirst served as a director of Rock Resources Inc. from November 1996 to October, 1998, as director and President of Consolidated Bahn Foods Ltd. from April 1998 to present, as a vice president from January 1991 to 1996 and President to October 1996 of Parisco Foods Limited, as the Chief Executive Officer from January 1991 to 1997 and director from November 1997 to October 1998 of Global Tree Technologies, Inc., as a director of Consolidated Shoshoni Gold Inc. from August 1996 to August 1997, as the president and director of Consolidated Newgate Resources Ltd. from October

1990 to May 1992 and as the president and director of Yuma Gold Mines Ltd. from October 1990 to August 1994. From 1966 to 1980, Mr. Hirst was a member of the Royal Canadian Mounted Police - Commercial Crime Section. Mr. Hirst attended the Canadian Police College, Ottawa, Ontario, Canada in 1980 and completed the Computer Crime Investigation Course and Senior Investigators Course. He achieved the rank of Sergeant after only 13 years of service and in 1981 resigned to establish his private consulting business. In 1979, Mr. Hirst graduated with a Bachelor of Commerce (Accounting and Management Information Systems) from the University of British Columbia.

     R.L.  (BEAU)  VAN DEREN has  served as  Director  as well as the  Company's
Secretary and Treasurer since December 1, 1998. Mr. Van Deren has been the Managing Director - Corporate Development for Dominion Capital Pty Ltd., an affiliate of the Company, since November 8, 1998, and has undertaken his role with the Company while also an employee of Dominion Capital. From 1992 until December 1998, Mr. Van Deren was primarily involved in advising emerging businesses and real estate operators and investors as a financial advisor along with practicing law and accounting on a limited basis. From 1991 to 1992, Mr. Van Deren was the Chief Financial Officer and General Counsel of MaxiCare, Inc., a seller of medical products and Medicare billing services to nursing homes. Prior to 1992, Mr. Van Deren practiced tax and corporate law with the law firm of Scult, Lazarus & French, P.C. in Phoenix, Arizona after practicing public accounting with the Phoenix offices of Laventhal & Horvath and Touche, Ross & Co. Mr. Van Deren received a Juris Doctorate in 1976 and a Bachelor of Science - Business Administration in 1973 from the University of Arizona.

     JERRY W. GODDARD has served as Director of the Company since November 1996. Mr. Goddard has been the Managing Director of Prime Mortgage Group Limited (Australia) from 1991 to present and is directly responsible for the implementation of strategies including fund raising and marketing of the group's products to the financial community. Mr. Goddard has served as director of Golden Triangle Resources Ltd., an Australian mining company from 1994 through present.

     NAOYA YOSHIKAWA has served as Director of the Company since November 1996. Mr. Yoshikawa served as President of Crest Japan Inc. from 1987 to present. Mr. Yoshikawa has served as a director of several companies in the past decade, including the Japan - America Friendship Association from 1989 to present, Japan Environmental Protection Organization from 1991 to present. Mr. Yoshikawa also served as Chief Executive Officer of Dominion Capital Japan Ltd. from 1996 to present. In his capacity as General Manager and Chief Executive Officer of Dominion Capital Japan Ltd., Mr. Yoshikawa represents Solpower Australia Pty Ltd. and SOLTRON operations in Japan. Mr. Yoshikawa has a Masters Degree in Economics and Business Administration and is Honorary Professor of the University of Mindanao for Environment and Protection, as well as holding the position of President of the Association of Clean Air Devices.

     (B) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     During the fiscal year ended March 31, 1999, Mr. Van Deren failed to timely file a report on Form 3 upon becoming a director of the Company. The required report was filed on September 20, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended March 31, 1999, 1998 and 1997 for the Chief Executive Officer of the Company. No officer of the Company received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                        ANNUAL COMPENSATION         COMPENSATION
                                  ------------------------------    ------------
                                                       OTHER           STOCK
                                  FISCAL               ANNUAL         OPTIONS
NAME AND PRINCIPAL POSITION        YEAR    SALARY   COMPENSATION     (SHARES)
---------------------------        ----    ------   ------------     --------


James H. Hirst                     1999      --     $100,000(1)     100,000(2)
Chief Executive Officer            1998      --      $58,333(1)     300,000(2)
                                   1997      --           --             --

----------
(1) During the fiscal year ended March 31, 1999, Mr. Hirst acted as a consultant to the Company for the compensation stated.

(2) The options have not yet vested and have been allotted pursuant to an Option Plan with requisite vesting requirements to be achieved.

OPTION GRANTS

     The following table sets forth information regarding the grants of options to the Company's executive officers for the fiscal year ended March 31, 1999.

                        OPTION GRANTS IN FISCAL YEAR 1999

                   NUMBER OF SHARES OF        PERCENT OF TOTAL      EXERCISE ON
                 COMMON STOCK UNDERLYING     OPTIONS GRANTED TO      BASE PRICE
    NAME             OPTIONS GRANTED      EMPLOYEES IN FISCAL YEAR    ($/SHARE)   EXPIRATION DATE
    ----             ---------------      ------------------------  -----------   ---------------

James H. Hirst           100,000                    20%                    (1)      May 28, 2003

R.L. Van Deren           400,000                    80%                    (2)      Jan. 4, 2004

----------
(1)  50% Exercisable at $3.00 Per share and 50% exercisable at $7.00 Per share.

(2) 25% Exercisable at $1.30 Per share; 25% exercisable at $1.60 Per share; 25% exercisable at $2.35 Per share; and 25% exercisable at $5.00 Per share.

OPTION EXERCISES AND VALUES

         The following table sets forth information regarding the exercise and values of options held by the Company's executive officers as of March 31, 1999.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                               NUMBER OF    VALUE OF UNEXERCISED
                                              UNEXERCISED       IN-THE-MONEY
                                               OPTIONS AT        OPTIONS AT
                                             MARCH 31, 1999    MARCH 31, 1999
                 SHARES ACQUIRED   VALUE      EXERCISABLE/      EXERCISABLE/
    NAME            ON EXERCISE   REALIZED    UNEXERCISABLE     UNEXERCISABLE
    ----            -----------   --------    -------------     -------------

James H. Hirst           0           0          0/400,000          $0/$0

R. L. Van Deren          0           0          0/400,000          $0/$0


EMPLOYMENT AGREEMENTS

     The Company has no employment agreements with its executive officers.

DIRECTOR COMPENSATION

     All authorized out-of-pocket expenses incurred by a Director on behalf of the Company are subject to reimbursement.

STOCK OPTION PLAN

     In November 1997, the Board of Directors adopted a Stock Option and Incentive Plan (the "PLAN"), which the shareholders approved on November 22, 1997. The purpose of the Plan is to provide a means through which the Company may attract able persons to enter the employ of and provide services for the Company and to provide a means whereby those persons upon whom the responsibilities for the successful administration and management of the Company rest, and whose present and potential contributions to the welfare of the Company are of importance, can acquire and maintain an ownership interest, thereby strengthening their commitment to the welfare of the Company and the desire to remain in the employ or service of the Company. A further purpose of the Plan is to provide such persons with additional incentive and reward opportunities designed to enhance the profitable growth of the Company. So that the appropriate incentive can be provided, the Plan provides for granting options, incentive stock options, stock appreciation rights, restricted stock awards, performance shares and dividend equivalents, or any combination of the foregoing. As of March 31, 1999, 1,700,000 stock options had been granted under the Plan at exercise prices ranging from $1.00 to $7.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 1, 1999, the ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. The Company has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

   NAME AND ADDRESS                      AMOUNT AND NATURE          PERCENT OF
  OF BENEFICIAL OWNER                       OF OWNERSHIP             CLASS(1)
  -------------------                    -----------------          ----------
Fraser M. Moffat III                                  0                    0%
18 Lake Avenue
Montrose, Pennsylvania

James H. Hirst(2)                                   100                     (3)
7309 East Stetson Drive
Scottsdale, Arizona

R. L. (Beau) Van Deren(2)                           100                     (3)
3330 East Colter Street
Phoenix, Arizona

Jerry W. Goddard                                135,000(4)               0.6%
7309 East Stetson Drive
Scottsdale, Arizona

Naoya Yoshikawa                                     100                     (3)
2-16-42 Takanawa
Minato-Ku, Japan

Angelus, Inc.(5)                              5,000,000(6)              21.3%
Suite IA Hirzel Court
Hirzel Street, St. Peter Port
Guernsey, Channel Islands GYI 2NN

Equitloan Limited(5)                          2,000,000                  8.5%
Box 8111
Gold Coast Mail Centre
Bundall, Queensland 9726
Australia

Peter Voss                                    8,544,950(7)              36.4%
Level 11, Dominion Building
533 Little Londale Street
Melbourne, Victoria 3000
Australia

Dominion Capital Pty Ltd. (7)(8)              7,114,650                 30.3%
3 Hewitt Street
Cheltenham, Australia

All Directors and Officers                      135,300                  0.6%
as a Group (5 persons)

----------
(1) Based upon 23,456,560 shares of Common Stock being issued and outstanding on March 31, 1999.

(2) Messrs. Hirst and Van Deren have each been granted options to purchase up to an additional 400,000 shares of Common Stock at prices ranging from $1.00 to $7.00 per share upon the market price of Solpower's Common Stock attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.

(3)  Less than 0.1%.

(4) Includes 100,000 shares held by an entity associated with Jerry W. Goddard over which he has an exercisable control.

(5) The beneficial owners of this entity are unknown to the Company's management and are not known to be affiliated with any other officers, directors or principal shareholders of the Company.

(6) Includes 1,000,000 shares of Common Stock issued and outstanding, 2,000,000 shares purchasable by exercise of an A Warrant on or before January 7, 1999 (extended to January 7, 2000) at $1.50 per share and 2,000,000 shares purchasable by exercise of a B Warrant on or before January 7, 2000 at $3.00 per share.

(7) Mr. Peter Voss holds 100 shares directly and controls Dominion Capital Pty Ltd which holds 7,114,650 shares and A1 Financial Planners Pty Ltd. which holds 980,200 shares. The total reflected includes 300,000 shares held by Mr. Voss' wife and two adult children and in which Mr. Voss disclaims all beneficial interest and 100,000 shares subject to purchase options at $3.00 per share held by Dominion Capital Securities, Inc., an entity controlled by Mr. Voss plus 50,000 shares issued to Dominion Capital Securities, Inc.

(8) Dominion Capital has been granted an option to acquire 750,000 shares of Common Stock at prices ranging from $2.50 to $5.00 per share upon Soltron sales revenues attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 4, 1996, the Company entered into an Acquisition Agreement with Dominion Capital for the acquisition of the exclusive manufacturing, distribution, marketing and sales rights in North America to the product SOLTRON. The original term of the original agreement was for five years and provided that the Company issue 5,000,000 shares of its Common Stock, issue preferred stock and grant certain options to Dominion Capital as consideration for such rights. On November 22, 1997 the Company renegotiated the terms of the Acquisition Agreement to extend its term for an additional five year period and eliminate the option and preferred share issuance granting to Dominion Capital. The amended agreement provided that options and performance bonuses would be payable to Dominion Capital as follows: (i) upon gross sales for SOLTRON equaling $10,000,000, Dominion Capital has the option to purchase 100,000 shares at $2.50 per share, plus a cash performance bonus of $400,000; (ii) upon gross sales for SOLTRON equaling $20,000,000, Dominion Capital has the option to purchase 150,000 shares at $3.50 per share, plus cash performance bonus of $400,000; (iii) upon gross sales for SOLTRON equaling $50,000,000 Dominion Capital has the option to purchase 250,000 shares at $4.50 per share, plus cash performance bonus of $500,000; and (iv) upon gross sales for SOLTRON equaling $100,000,000, Dominion Capital has the option to purchase 250,000 shares at $5.00 per share, plus a cash performance bonus of $1,000,000. Effective May 13, 1998 the Company and Dominion Capital agreed to an addendum to the Acquisition Agreement of November 4, 1996 by allowing the Company, on a first right of refusal basis, an interest in all other territories, except Japan, where SOLTRON and other products and services area currently being commercialized by the Dominion Capital, on terms and conditions to be negotiated on a product by product and a territory by territory basis.

         On November 4, 1996, the Company issued 3,520,000 shares of Common Stock to Dominion Capital at a price of $0.125 per share. On April 1, 1997, the Company issued 4,160,000 shares of Common Stock to Dominion Capital in exchange for cancellation of advances payable to Dominion Capital in the amount of $520,000.

     On June 17, 1998, the Company and Dominion Capital entered into a second Acquisition Agreement for the acquisition of the exclusive manufacturing, distribution, marketing and sales rights in North American to the product SP34E. The Company agreed to issue 6,000,000 shares of its Common Stock and pay a royalty of $2.25 for each kilogram of SP34E sold in the Company's territory. The term of the Acquisition Agreement was for five years with an option renew for an additional five years. On June 12, 1999, the Company and Dominion Capital executed an addendum, effective January 1, 1999, delaying the commencement of the Acquisition Agreement until the Company achieves certain sales volumes of SP34E, but not later than July 1, 2000.

     On July 1, 1998, the Company entered into a Client Service Agreement with Dominion Capital Securities, Inc., ("DCSI") an Arizona corporation, for the provision of all investor and corporate communications services required by the Company. DCSI is wholly-owned by Peter Voss, who also controls Dominion Capital, the principal shareholder of the Company. The term of the agreement is for six months and is renewable for further six month periods. In consideration for DCSI providing the services it will receive $275,000 of which $125,000 is payable in cash and the balance in the form of 50,000 shares of the Company's Common Stock. As further consideration DCSI has been granted an option to buy 100,000 shares of the Company's Common Stock at the exercise price of $3.00 per shares for a period of two years.

     On March 29, 1999, the Company entered into a Joint Venture Agreement with Protocol Resource Management Inc., a Canadian corporation ("PROTOCOL") to manufacture and distribute SP34E in Canada and elsewhere in the Company's licensed territory. The joint venture is a Canadian corporation equally owned by the Company and Protocol. Protocol serves as the manager of the joint venture. The Company is in the process of providing the necessary notifications to the U.S. Environmental Protection Agency prior to initiating its marketing strategy for this product in the United States.

     The Company's general policy for entering into transactions with directors, officers and affiliates of the Company that have a financial interest in the transaction is to adhere to Nevada corporate law regarding the approval of such transactions. In general, a transaction between a Nevada corporation and a director, officer or affiliate of the Corporation in which such person has a financial interest is not void or voidable if the interest is disclosed and approved by disinterested directors or shareholders or if the transaction is otherwise fair to the corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

2.1(1)    Articles  of  Merger,   merging  Virtual  Technologies  Inc.,  a  Utah
          Corporation, into Virtual Technologies Inc., a Nevada Corporation, dated July 26, 1996.

2.2(1) Plan of Merger of the Company, merging Virtual Technologies Inc., a Utah Corporation into Virtual Technologies Inc., a Nevada Corporation, dated July 19, 1996.

3.1(1) Restated Articles of Incorporation of Solpower Corporation dated November 24, 1997.

3.2(1) Amended and Restated Bylaws of Solpower Corporation dated November 24, 1997.

10.1(1) Acquisition Agreement dated November 4, 1996 between Dominion Capital Pty Ltd. and Virtual Technologies, Inc. for the Distribution & Manufacturing Rights of SOLTRON Product.

10.2(1) Acquisition Agreement amendment dated November 24, 1997 outlining clarifications and extensions of original Acquisition Agreement dated November 4, 1996.

10.3(1)   Addendum to Acquisition Agreement dated May 13, 1998.

10.4(1) Acquisition Agreement dated June 17, 1998 between Dominion Capital Pty Ltd. and Solpower Corporation for the Distribution and Manufacturing Rights of SP34E Product.

10.5(1)   Form of Master License Agreement.

10.6(1)   Form of Security Agreement.

10.7(1) Property Lease Agreement between Arizona Industrial Capital Limited Partnership and Virtual Technologies, Inc. dated August 25, 1997.

10.8(1) Property Lease Agreement and amendments between Scottsdale Stetson Corporation and Virtual Technologies, Inc. dated March 12, 1997.

10.9(1) First Amendment to Property Lease Agreement between Scottsdale Stetson Corporation and Virtual Technologies, Inc.

10.10(1) Second Amendment to Property Lease Agreement between Scottsdale Stetson Corporation and Virtual Technologies, Inc.

10.11(1) Commercial Lease between D.I. South, Inc. and Solpower Corporation dated June 1, 1998

10.12(1) Solpower Corporation Stock Option and Incentive Plan dated November 22, 1997.

10.13(1) Territory Licensee Finders Fee Agreement between Virtual Technologies, Inc. and Charles C. Van Zee dated November 5, 1997.

10.14(1) Territory Licensee Finders Fee Agreement between Solpower Corporation and Josh Ward dated February 1, 1998.

10.15(1) Territory Licensee Finders Fee Agreement between Solpower Corporation and Trond Matteson dated February 1, 1998.

10.16(1) Client Services Agreement between Solpower Corporation and Dominion Capital Securities, Inc. dated July 1, 1998.

10.17     Addendum to June 17, 1998 Acquisition  Agreement  effective January 1,
          1999.

10.18 Joint Venture Agreement between Solpower Corporation and Protocol Resource Management, Inc. dated March 29, 1999.

10.19 Heads of Agreement between Solpower Corporation and Solpower Australia Pty Ltd. dated June 7, 1999.

11.1      Statement re Computation of Per Share Earnings.

16.1(2)   Letter on change in certifying accountant.

21.1      Subsidiaries

23.1      Auditor's Consent from Semple & Cooper, LLP

23.2      Auditor's Consent from Clancy & Company, PLLC

27.1      Financial Data Schedule.

99.1 Assignment, Settlement and Release between Solpower Corporation and Masters Marketing Group, Inc. dated May 14, 1999.

99.2      Assignment, Settlement and Release between Solpower Corporation and D.
          I. South, Inc. of Indiana dated September 1, 1999.

99.3 Assignment, Settlement and Release between Solpower Corporation and Solpower Southeast Corporation dated September 7, 1999.

----------
(1) Incorporated by reference from the Company's Form 10-SB as filed on August 21, 1998.

(2) Incorporated by reference from the Company's Form 8-K/A as filed on March 24, 1999.

     (b) REPORTS ON FORM 8-K

     On March 24, 1999, the Company filed a report on Form 8-K, which was subsequently amended in a report filed on Form 8-K/A on March 25, 1999. In the report, the Company announced its decision to terminate its relationship with Clancy & Co., PLLC as the Company's independent public accountants and its selection of Semple & Cooper LLP, a member of the BDO Seidman Alliance, as its new independent public accountant.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SOLPOWER CORPORATION


Dated: September 24, 1999             By /s/ James H. Hirst
                                         ---------------------------------------
                                         James H. Hirst, Chief Executive Officer


                                      BOARD OF DIRECTORS:

Dated: September 24, 1999                /s/ Fraser M Moffat III
                                         ---------------------------------------
                                         Fraser M. Moffat III, Chairman


Dated: September 24, 1999                /s/ James H. Hirst
                                         ---------------------------------------
                                         James H. Hirst


Dated: September 24, 1999                /s/ R. L. Van Deren
                                         ---------------------------------------
                                         R. L. Van Deren


Dated: September 24, 1999                /s/ Jerry W. Goddard
                                         ---------------------------------------
                                         Jerry W. Goddard

Dated: September 24, 1999                /s/ Naoya Yoshikawa
                                         ---------------------------------------
                                         Naoya Yoshikawa