Form 10QSB
period 1999-06-30
SOLPOWER CORP
filed 1999-12-10
CIK 1068618

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                                 (480) 947-6366
                           (Issuer's telephone number)

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

                                Yes [X]   No [ ]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Financial Statements...............................................  2

         Balance Sheet
           June 30, 1999 (unaudited) and March 31, 1999.....................  2

         Statements of Operations
           Three Months Ended June 30, 1999 (unaudited) and 1998 (unaudited)  4

         Statement of Cash Flows
           Three Months Ended June 30, 1999 (unaudited) and 1998 (unaudited)  5

         Notes to the Financial Statements................................... 6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 7

                                    PART II.
                                OTHER INFORMATION

None.

                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                  JUNE 30, 1999 (UNAUDITED) AND MARCH 31, 1999

                                     ASSETS

                                                  June 30, 1999   March 31, 1999
                                                  -------------   --------------
                                                   (unaudited)      (audited)

Current Assets
     Cash and Cash Equivalents                      $   33,833      $    2,228
     Accounts Receivables                               46,336          50,145
     Inventory                                          82,532          92,178
                                                    ----------      ----------
Total Current Assets                                   162,701         144,551
                                                    ----------      ----------

Property & Equipment, net                              389,202         399,262
                                                    ----------      ----------

Other Assets
     Marketing Rights                                2,633,333       2,658,333
     Security Deposits                                  13,922          13,922
     License Fee Receivable                          2,400,000       2,400,000
                                                    ----------      ----------
Total Other Assets                                   5,599,158       5,072,255

Total Assets                                        $5,613,232      $5,616,068
                                                    ==========      ==========

The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                  JUNE 30, 1999 (UNAUDITED) AND MARCH 31, 1999



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30, 1999  March 31, 1999
                                                   -------------  --------------
                                                    (unaudited)      (audited)

Current Liabilities
     Lease Payable - Current                         $     2,677    $     4,060
     Loans Payable - Related Parties                      14,958         13,500
     Accounts Payable                                    380,485        429,409
     Accrued Expenses                                    233,327        213,792
                                                     -----------    -----------

Total Current Liabilities                                631,447        660,761
                                                     -----------    -----------

Long Term Liabilities
     Loans Payable - Related Parties                     863,218        407,219
     Accrued Expenses Noncurrent                          70,000         70,000
     Deferred Revenue                                  2,400,000      2,400,000
                                                     -----------    -----------
Total Long Term Liabilities                            3,333,218      2,877,219
                                                     -----------    -----------

Total Liabilities                                      3,964,665      3,537,980
                                                     -----------    -----------

Commitments and Contingencies

Stockholders' Equity
Preferred Stock; $0.001 Par Value, 5,000,000 Shares
Authorized;                                                   --             --
  Issued and Outstanding, None

Common Stock; $0.01 Par Value, 30,000,000
Shares Authorized;                                       234,566        234,566
  Issued and Outstanding 23,456,560 Shares at
  June 30, 1999 and March 31, 1999

  Additional Paid in Capital                           6,736,525      6,736,525
  Accumulated Deficit                                 (5,336,598)    (4,893,003)
                                                     -----------    -----------

Total Stockholders' Equity                             1,634,493      2,078,088
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $ 5,599,158    $ 5,616,068
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                             STATEMENT OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                 JUNE 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)



                                               For the Three Month Periods Ended
                                               ---------------------------------
                                                June 30, 1999    June 30, 1998
                                                -------------    -------------
                                                 (unaudited)       (audited)

Revenue
     Sales - Product                             $     25,439    $     25,802
     License Fees                                          --              --
                                                 ------------    ------------
Total Revenues                                         25,439          25,802

Cost of Sales                                         132,966              --
                                                 ------------    ------------

Gross Profit                                         (107,526)         25,802

Expenses
     General and Administrative                       295,929         458,779
                                                 ------------    ------------

Operating Loss                                       (403,455)       (432,977)
                                                 ------------    ------------

Other Income (Expense)
     Interest Income                                        0             309
     Interest Expense                                     140            (462)
                                                 ------------    ------------

Total Other Income (Expense)                             (140)           (153)
                                                 ------------    ------------

Net Loss Before Provision for Income Taxes           (403,595)       (433,130)
Provision for Income Taxes                                 --              --
                                                 ------------    ------------

Net Loss                                         $   (403,595)   $   (433,130)
                                                 ============    ============

Basic (Loss) Per Share                           $      (0.02)   $      (0.02)
                                                 ============    ============

Weighted Average Number of Shares Outstanding      23,443,492      17,891,560
                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                             STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                 JUNE 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)



                                               For the Three Month Periods Ended
                                               ---------------------------------
                                                  June 30, 1999  June 30, 1998
                                                  -------------  -------------
                                                   (unaudited)     (audited)

Cash Flows From Operating Activities:
     Net Loss                                        $(443,595)   $  (433,130)

Adjustments to reconcile net loss to net
  cash by operating activities
     Depreciation and amortization                      50,714         71,869
     Changes in operating assets and liabilities
        Accounts receivables                            (3,808)       (38,803)
        License fee receivable                              --     (2,397,762)
        Prepaid expense                                     --          2,917
        Inventory                                        9,646          7,076
        Accounts payable                               (48,924)        (2,432)
        Accrued expense                                 19,535             --
        Deferred revenue                                    --      2,400,000
                                                     ---------    -----------
Net cash used by operating activities                 (408,816)      (390,265)
                                                     ---------    -----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                (15,653)       (22,383)
                                                     ---------    -----------
Net cash used by investing activities                  (15,653)       (22,383)
                                                     ---------    -----------
Cash Flows from Financing Activities
     Payment received on stock subscriptions                --        100,000
     Payments on lease payable                          (1,383)        (1,058)
     Loans and Advances from related parties           457,457        130,169
                                                     ---------    -----------
Net cash provided by financing activities              456,074        229,111
                                                     ---------    -----------

Increase (Decrease) in Cash and Cash Equivalents     $  31,604    ($  183,537)
Cash and Cash Equivalents, Beginning of Period           2,228        183,842
                                                     ---------    -----------
Cash and Cash Equivalents, End of Period             $  33,832    $       305
                                                     ---------    -----------

SUPPLEMENTAL INFORMATION
Cash Paid For:
Interest                                             $     140    $       462
                                                     =========    ===========
Income Taxes                                                 0              0
                                                     =========    ===========

The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1999


NOTE 1 - BASIS OF PREPARATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's report on form 10-KSB.

NOTE 2 - LICENSE FEE RECEIVABLES

     On May 14, 1999, the Company terminated its Master License Agreement with Masters Marketing Group, holder of the Great Lakes (Ohio, Indiana, Illinois, Michigan, Wisconsin) license. The Company regains the right to operate the Great Lakes territory as a corporate sales territory in exchange for cancellation of the Promissory Note of $1,080,000, issuance of 15,000 shares of stock and repayment of the license fee downpayment of $120,000. The downpayment is to be repaid at $5,000 per month without interest. See Note 4 of the footnotes accompanying the March 31, 1999 audited financial statements. This transaction is reflected in the financial statements as of March 31, 1999.

     On September 7, 1999, the Company terminated its Master License Agreement with Solpower Southeast Corporation. The Company regains the right to operate the Southeast territory (Alabama, Arkansas, Florida, Georgia and Mississippi) as a corporate sales territory in exchange for cancellation of the Promissory Note of $1,080,000, repayment of the license fee downpayment of $120,000 and the issuance of 20,000 shares of stock. The downpayment is expected to be refunded by October 30, 1999. See Note 4 of the footnotes accompanying the March 31, 1999 audited financial statements. This transaction is reflected in the financial statements as of March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Revenues for the three months ended June 30, 1999 were $25,439 as compared to revenues of $25,082 for the three months ended June 30, 1998. The Company recovered the Territorial Licenses previously sold to Solpower Southeast Corporation and Masters Marketing Group and is operating those areas as Company territories. The increase in revenues resulted primarily from improved sales in several expanding regional markets during the three-month period ended June 30, 1999 compared to the year ended March 31, 1999.

     The Company's operation of the areas formerly covered by Territorial Licenses are expected to generate substantially more revenue for the Company than with the licensee arrangement.

     General and administrative costs were $295,929 for the quarter ended June 30, 1999 compared to $458,779 for the three months ended June 30, 1998. The 35% reduction in costs were due, to a reduction in the number of area sales managers and a reduction in the other non-recurring expenses associated with starting operations.

     Cash flow of $416,074 was provided by related party advances and convertible notes payable for the three months ended June 30, 1999 as compared with $230,169 received from related party advances and stock subscription payments for the three month period ended June 30, 1998.

     The Company experienced a net loss of $403,595 for the three months ended June 30, 1999 as compared with $433,130 for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates future liquidity needs will continue to be met through equity and debt financings primarily from its major shareholder, Dominion Capital Pty Ltd., until such time as cash flow from operations are sufficient to meet the Company's capital requirements for product production and operations.

                                     PART II
                                OTHER INFORMATION

NONE.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                               SOLPOWER CORPORATION
                                               (Registrant)


Dated: December 10, 1999                    By  /s/ James H. Hirst
                                                --------------------------------
                                                James H. Hirst
                                                Chief Executive Officer