Form 10QSB/A
period 1999-06-30
SOLPOWER CORP
filed 1999-12-16
CIK 1068618

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                              SOLPOWER CORPORATION
                          INDEX TO FORM 10-QSB/A FILING
                       FOR THE QUARTER ENDED JUNE 30, 1999

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

         Notes to the Financial Statements................................... 6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 6

                                    PART II.
                                OTHER INFORMATION

None.

                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                  JUNE 30, 1999 (UNAUDITED) AND MARCH 31, 1999

                                     ASSETS

                                                  June 30, 1999   March 31, 1999
                                                  -------------   --------------
                                                   (unaudited)      (audited)

Current Assets
     Cash and Cash Equivalents                      $   33,833      $    2,228
     Accounts Receivables                               46,336          50,145
     Inventory                                          82,532          92,178
                                                    ----------      ----------
Total Current Assets                                   162,701         144,551
                                                    ----------      ----------

Property & Equipment, net                              389,202         399,262
                                                    ----------      ----------

Other Assets
     Marketing Rights                                2,633,333       2,658,333
     Security Deposits                                  13,922          13,922
     License Fee Receivable                          2,400,000       2,400,000
                                                    ----------      ----------
Total Other Assets                                   5,047,255       5,072,255

Total Assets                                        $5,599,158      $5,616,068
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

                              SOLPOWER CORPORATION
                             STATEMENT OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                 JUNE 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)



                                               For the Three Month Periods Ended
                                               ---------------------------------
                                                June 30, 1999    June 30, 1998
                                                -------------    -------------
                                                 (unaudited)       (audited)

Revenue
     Sales - Product                             $     25,439    $     25,802
     License Fees                                          --              --
                                                 ------------    ------------
Total Revenues                                         25,439          25,802

Cost of Sales                                         132,966              --
                                                 ------------    ------------

Gross Profit                                         (107,526)         25,802

Expenses
     General and Administrative                       335,928         458,779
                                                 ------------    ------------

Operating Loss                                       (443,454)       (432,977)
                                                 ------------    ------------

Other Income (Expense)
     Interest Income                                        0             309
     Interest Expense                                     140            (462)
                                                 ------------    ------------

Total Other Income (Expense)                             (140)           (153)
                                                 ------------    ------------

Net Loss Before Provision for Income Taxes           (443,454)       (433,130)
Provision for Income Taxes                                 --              --
                                                 ------------    ------------

Net Loss                                         $   (443,454)   $   (433,130)
                                                 ============    ============

Basic (Loss) Per Share                           $      (0.02)   $      (0.02)
                                                 ============    ============

Weighted Average Number of Shares Outstanding      23,443,492      17,891,560
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

                                               SOLPOWER CORPORATION
                                               (Registrant)


Dated: December 18, 1999                    By  /s/ James H. Hirst
                                                --------------------------------
                                                James H. Hirst
                                                Chief Executive Officer