Form 10QSB
period 1999-09-30
SOLPOWER CORP
filed 2000-03-09
CIK 1068618

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

     For the transition period from _____________ to _______________


                        Commission File Number 001-14439


                              SOLPOWER CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Nevada                                              87-0384678
(State or other jurisdiction of                                (IRS Employer
 Incorporation or organization)                              Identification No.)


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

Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common equity was 23,471,560 shares of common stock, par value $.01, as of September 30, 1999.

           Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements................................................   2
        Balance Sheet
          September 30, 1999 (unaudited) and March 31, 1999.................   2
        Statements of Operations
          Three and Six Months Ended September 30, 1999 (unaudited)
          and 1998 (unaudited)..............................................   4
        Statement of Cash Flows
          Six Months Ended September 30, 1999 (unaudited)
          and 1998 (unaudited)..............................................   5
        Notes to the Financial Statements...................................   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................   6

                                    PART II.
                                OTHER INFORMATION

Item 2. Changes in Securities...............................................   8

                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                SEPTEMBER 30, 1999 (UNAUDITED) AND MARCH 31, 1999


                                     ASSETS

                                                Sept. 30, 1999    March 31, 1999
                                                  ----------        ----------
                                                  (unaudited)        (audited)
Current Assets
     Cash and Cash Equivalents                    $  115,906        $    2,228
     Accounts Receivables                             63,959            50,145
     Inventory                                        72,032            92,178
                                                  ----------        ----------
Total Current Assets                                 251,897           144,551
                                                  ----------        ----------
Property & Equipment, net                            364,883           399,262
                                                  ----------        ----------
Other Assets
     Marketing Rights                              2,608,333         2,658,333
     Security Deposits                                13,922            13,922
     License Fee Receivable                               --         2,400,000
                                                  ----------        ----------
Total Other Assets                                 2,622,255         5,072,255
                                                  ----------        ----------
Total Assets                                      $3,239,035        $5,616,068
                                                  ==========        ==========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                SEPTEMBER 30, 1999 (UNAUDITED) AND MARCH 31, 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  Sept. 30, 1999  March 31, 1999
                                                    -----------     -----------
                                                    (unaudited)      (audited)

Current Liabilities
  Lease Payable - Current                           $     1,662     $     4,060
  Loans Payable - Related Parties                        51,440          13,500
  Accounts Payable                                      390,824         429,409
  Accrued Expenses                                      348,685         213,792
  Convertible Notes Payable                           1,500,000              --
                                                    -----------     -----------
Total Current Liabilities                             2,292,611         660,761
                                                    -----------     -----------
Long Term Liabilities
  Loans Payable - Related Parties                        15,218         407,219
  Accrued Expenses Noncurrent                            70,000          70,000
  Deferred Revenue                                           --       2,400,000
                                                    -----------     -----------
Total Long Term Liabilities                              85,218       2,877,219
                                                    -----------     -----------
Total Liabilities                                     2,377,829       3,537,980
                                                    -----------     -----------
Commitments and Contingencies

Stockholders' Equity

Preferred Stock; $0.001 Par Value,
  5,000,000 Shares Authorized; Issued
  and Outstanding, None                                      --              --

Common Stock; $0.01 Par Value,
  30,000,000 Shares Authorized; Issued
  and Outstanding 23,471,560 Shares at
  September 30, 1999 and 23,456,560
  Shares at March 31, 1999                              234,716         234,566

Additional Paid in Capital                            6,747,625       6,736,525
Accumulated Deficit                                  (6,121,135)     (4,893,003)
                                                    -----------     -----------
Total Stockholders' Equity                              861,206       2,078,088
                                                    -----------     -----------
Total Liabilities and Stockholders' Equity          $ 3,239,035     $ 5,616,068
                                                    ===========     ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                             STATEMENT OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
               SEPTEMBER 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)


                                        Six Months Ended               Three Months Ended
                                          September 30,                   September 30,
                                  ----------------------------    ----------------------------
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenue
     Sales - Product              $     73,257    $     45,307    $     47,818    $     19,505
     License Fees                           --              --              --              --
                                  ------------    ------------    ------------    ------------
Total Revenues                          73,257          45,307          47,818          19,505

Cost of Sales                          209,634              --          76,668              --
                                  ------------    ------------    ------------    ------------
Gross Profit                          (136,377)         45,307         (28,851)         19,505

Expenses
     General and Administrative      1,091,615       1,054,875         755,687         596,096
                                  ------------    ------------    ------------    ------------
Operating Income (Loss)             (1,227,992)     (1,009,508)       (784,538)       (576,591)
                                  ------------    ------------    ------------    ------------
Other Income (Expense)
     Interest Income                         0           2,189               0           1,880
     Interest Expense                     (140)           (925)              0            (463)
                                  ------------    ------------    ------------    ------------
Total Other Income (Expense)              (140)          1,264               0           1,417
                                  ------------    ------------    ------------    ------------
Net Loss Before Provision           (1,228,132)     (1,008,304)       (784,538)       (575,174)
     for Income Taxes

Provision for Income Taxes                  --              --              --              --
                                  ------------    ------------    ------------    ------------
Net Loss                          $ (1,228,132)   $ (1,008,304)   $   (784,538)   $   (575,174)
                                  ============    ============    ============    ============
Basic (Loss) Per Share            $      (0.05)   $      (0.05)   $      (0.03)   $      (0.03)
                                  ============    ============    ============    ============
Weighted Average Number
    of Shares Outstanding           23,456,560      19,391,560      23,456,560      19,391,560
                                  ============    ============    ============    ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                             STATEMENT OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED
               SEPTEMBER 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                                         Six Months Ended
                                                           September 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
                                                     (unaudited)    (unaudited)

Cash Flows From Operating Activities:
  Net Loss                                           $(1,228,132)   $(1,008,304)

Adjustments to reconcile net loss to net cash used
by operating activities
  Depreciation and amortization                          100,486         18,739
  Non-cash Transactions                                   11,250             --
  Changes in operating assets and liabilities
    Accounts receivables                                 (13,814)        43,228
    Inventory                                             20,146         10,461
    License fee receivable                             2,400,000     (2,397,761)
    Prepaid expense                                           --          2,917
    Accounts payable                                     (38,585)        (2,432)
    Accrued expense                                      134,893             --
    Deferred revenue                                  (2,400,000)     2,400,000
                                                     -----------    -----------
  Toal Adjustments                                       214,376        193,696
                                                     -----------    -----------
Net cash used by operating activities                 (1,013,756)      (814,608)
                                                     -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures                                   (16,107)      (120,480)
                                                     -----------    -----------
Net cash used by Investing Activities:                   (16,107)      (120,480)
                                                     -----------    -----------
Cash Flows from Financing Activities:
  Proceeds From Issuance of Common Stock                      --        600,000
  Capital Lease Obligations                               (2,398)        (2,116)
  Convertible Notes Payable                            1,500,000             --
  Loans and Advances from related parties               (354,061)       201,178
                                                     -----------    -----------
Net cash provided by financing activities              1,143,541        799,062
                                                     -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents     $   113,678    $  (136,026)
Cash and Cash Equivalents, Beginning of Period             2,228        183,842
                                                     -----------    -----------
Cash and Cash Equivalents, End of Period             $   115,906    $    47,816
                                                     -----------    -----------
Supplemental Information
Cash Paid For:
Interest                                             $         0    $       925
                                                     ===========    ===========
Income Taxes                                         $         0    $         0
                                                     ===========    ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTH PERIOD ENDING SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PREPARATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's report on form 10-KSB.

NOTE 2 - LICENSE FEE RECEIVABLES

     On November 7, 1999, the Company terminated its Master License Agreement with Houston Mercantile Exchange, Inc., holder of the South (Texas, Oklahoma and New Mexico) and Mexico licenses. The Company regains the right to operate these territories as corporate sales territories in exchange for 30,000 shares of stock yet to be issued and cancellations of Promissory Notes totaling $2,160,000 and unpaid license fee deposits of $240,000. This transaction is reflected in the financial statements as of September 30, 1999.

NOTE 3 - REAL ESTATE LEASE

     On November 8, 1999, the Company negotiated an early termination of the lease from its Stetson Drive offices to January 31, 2000 from June 30, 2000 in exchange for issuance of 15,000 shares of stock and a cash payment of $1,000.

NOTE 4 - CONVERTIBLE NOTES

     The Company has issued $1,5000,000 in 6% Convertible Notes Payable. The notes mature on September 30, 2000, and are convertible into common shares of the Company at the issue price of $1.00 per share for each $1.00 of principal owed. The notes automatically convert in the event the Company's shares trade at $1.75 or higher for ten consecutive trading days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

     Revenues from the sale of Soltron for the six months ended September 30, 1999 were $73,257 as compared to revenues of $45,307 for the three months ended September 30, 1998. The Company recovered the Territorial Licenses previously sold to Masters Marketing Group, Solpower Southeast Corporation and Houston Mercantile Exchange, Inc. and is operating those areas as Company territories. The increase in revenues resulted primarily from improved sales in several expanding regional markets during the six month period ended September 30, 1999 compared to the six month period ended September 30, 1998.

     General and administrative costs were $1,091,615 for the six month period ended September 30, 1999 compared to $1,054,875 for the six month period ended September 30, 1998. The slight increase (3%) in costs was due to additional expenses incurred in relation to the territorial license repurchase agreements.

     Cash flows of $1,145,939 were provided by convertible notes payable and advances from related parties for the six months ended September 30, 1999 as compared with $801,178 received from related party advances and stock subscription payments for the six months ended September 30, 1998.

     The Company experienced a net loss of $1,228,132 for the six months ended September 30, 1999 as compared with a loss of $1,008,304 for the six months ended September 30, 1998 due in part to expenses incurred for the repurchase of all outstanding territorial licenses, debt restructuring costs and other liabilities.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues from the sales of Soltron for the three months ended September 30, 1999 were $47,818 as compared to revenues of $19,505 for the three months ended September 30, 1998. The increase in revenues resulted primarily from improved sales in several expanding regional markets during the three months ended September 30, 1999 compared to the three month period ended September 30, 1998.

     General and administrative costs were $755,687 for the three months ended September 30, 1999 compared to $596,096 for the three months ended September 30, 1998. This 27% increase in costs was due to increases in regional sales and marketing efforts, debt restructuring charges and other liabilities.

     The Company experienced a net loss of $784,538 for the three months ended September 30, 1999 as compared with $575,174 for the three months ended
September 30, 1998 due primarily from the one-time costs related to the repurchase of all outstanding territorial licenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates future liquidity needs will continue to be met through equity and debt financings primarily from its major shareholder, Dominion Capital Pty Ltd., until such time as cash flow from operations are sufficient to meet the Company's capital requirements for product production and operations.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On September  24, 1999,  the Company sold a total of  $1,500,000  of its 6%
Convertible Notes Payable (the "Notes") for a total purchase price of $1,500,000. No placement agent was utilized and no commissions were paid with respect to the sale of the Notes. The Notes were sold to Dominion Capital Pty Ltd., the Company's largest shareholder, and certain other entities and individuals affiliated with the Company and with Dominion Capital Pty Ltd. The Notes mature on September 30, 2000 and are convertible into 1,500,000 shares of the Company's common stock at a rate of 1 share for each $1.00 of principal owed under the Notes. The Notes will automatically convert in the event the Company's common stock trades at $1.75 or higher for ten consecutive trading days. The Notes were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Company has used the proceeds from the sale of the Notes for general corporate and development purposes.

     Effective December 31, 1999, the Company and the purchasers of the Notes entered into an agreement changing the conversion rate to one (1) share of the Company's common stock for each $0.50 of principal owed under the Notes. Accordingly, the number of common shares into which the Notes are convertible was increased to 3,000,000. The Notes were unchanged in all other respects.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                        SOLPOWER CORPORATION
                                        (Registrant)


Dated: March 8, 2000                    By /s/ James H. Hirst
                                           -------------------------------------
                                           James H. Hirst
                                           Chief Executive Officer