Form 10QSB
period 1999-12-31
SOLPOWER CORP
filed 2000-03-31
CIK 1068618

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

    For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

    For the transition period from _____________ to _______________

                                   ----------

                        Commission File Number 001-14439

                                   ----------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common equity was 23,646,560 shares of common stock, par value $.01, as of December 31, 1999.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
Item 1. Financial Statements...............................................  2

        Balance Sheet
          December 31, 1999 (unaudited) and March 31, 1999.................  2
        Statements of Operations
          Three and Nine Months Ended December 31, 1999
          (unaudited) and 1998 (unaudited).................................  4
        Statement of Cash Flows
          Nine Months Ended December 31, 1999
          (unaudited) and 1998 (unaudited).................................  5
        Statement of Stockholders' Equity
          Nine Months Ended December 31, 1999
          (unaudited) and Year Ended March 31, 1999........................  6
        Notes to the Financial Statements..................................  7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  8

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities..............................................  9

Item 5. Other Information.................................................. 10

Item 6. Exhibits and Reports on Form 8-K................................... 10

                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                DECEMBER 31, 1999 (UNAUDITED) AND MARCH 31, 1999


                                     ASSETS
                                                   Dec. 31,1999   March 31, 1999
                                                   ------------   --------------
                                                   (unaudited)       (audited)
CURRENT ASSETS
  Cash and Cash Equivalents                         $    3,558      $    2,228
  Accounts Receivables                                  63,752          50,145
  Inventory                                             54,684          92,178
                                                    ----------      ----------
Total Current Assets                                   121,994         144,551
                                                    ----------      ----------

Property & Equipment, net                              370,695         399,262
                                                    ----------      ----------
OTHER ASSETS
  Marketing Rights                                   2,583,333       2,658,333
  Security Deposits                                     13,922          13,922
  License Fee Receivable                                    --       2,400,000
                                                    ----------      ----------
Total Other Assets                                   2,597,255       5,072,255
                                                    ----------      ----------

Total Assets                                        $3,089,944      $5,616,068
                                                    ==========      ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                DECEMBER 31, 1999 (UNAUDITED) AND MARCH 31, 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   Dec. 31,1999   March 31, 1999
                                                   ------------   --------------
                                                   (unaudited)       (audited)

CURRENT LIABILITIES
  Lease Payable - Current                           $        --     $     4,060
  Loans Payable - Related Parties                        50,469          13,500
  Accounts Payable                                      554,661         429,409
  Accrued Expenses                                      225,558         213,792
  Convertible Notes Payable                           1,500,000              --
                                                    -----------     -----------
Total Current Liabilities                             2,330,688         660,761
                                                    -----------     -----------
LONG TERM LIABILITIES
  Loans Payable - Related Parties                            --         407,219
  Accrued Expenses Noncurrent                            42,965          70,000
  Convertible Notes Payable                             200,000              --
  Deferred Revenue                                           --       2,400,000
                                                    -----------     -----------
Total Long Term Liabilities                             242,965       2,877,219
                                                    -----------     -----------

Total Liabilities                                     2,573,653       3,537,980
                                                    -----------     -----------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
 Preferred Stock; $0.001 Par Value, 5,000,000
   Shares Authorized; Issued and Outstanding, None          --              --

 Common Stock; $0.01 Par Value, 30,000,000 Shares
   Authorized; Issued and Outstanding 23,646,560
   Shares at December 31, 1999 and 23,456,560
   Shares at March 31, 1999                             236,466         234,566

Additional Paid in Capital                            6,952,740       6,736,525
Accumulated Deficit                                  (6,672,915)     (4,893,003)
                                                    -----------     -----------

Total Stockholders' Equity                              516,291       2,078,088
                                                    -----------     -----------

Total Liabilities and Stockholders' Equity          $ 3,089,944     $ 5,616,068
                                                    ===========     ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                             STATEMENT OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
               DECEMBER 31, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                       Nine Months Ended               Three Months Ended
                                          December 31,                    December 31,
                                  ----------------------------    ----------------------------
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE
  Sales - Product                 $    166,784    $     53,054    $     93,527    $      7,747
  License Fees                              --              --              --              --
                                  ------------    ------------    ------------    ------------

Total Revenues                         166,784          53,054          93,527           7,747

Cost of Sales                          280,872          22,673          71,238          22,673
                                  ------------    ------------    ------------    ------------

Gross Profit (Loss)                   (114,088)         30,381         (22,289)        (14,926)

EXPENSES
  General and Administrative         1,665,684       1,603,554         574,069         548,669
                                  ------------    ------------    ------------    ------------

Operating Income (Loss)             (1,779,772)     (1,573,163)       (551,780)       (563,595)
                                  ------------    ------------    ------------    ------------
Other Income (Expense)
  Interest Income                           --           2,249              --              60
  Interest Expense                        (140)         (1,215)             --            (290)
                                  ------------    ------------    ------------    ------------

Total Other Income (Expense)              (140)          1,034              --            (230)
                                  ------------    ------------    ------------    ------------
Net Loss Before Provision for
 Income Taxes                       (1,779,912)     (1,572,129)       (551,780)       (563,825)

Provision for Income Taxes                  --              --              --              --
                                  ------------    ------------    ------------    ------------

Net Loss                          $ (1,779,912)   $ (1,572,129)   $   (551,780)   $   (563,825)
                                  ============    ============    ============    ============

Basic (Loss) Per Share            $      (0.08)   $      (0.08)   $      (0.02)   $      (0.03)
                                  ============    ============    ============    ============
Weighted Average Number of
 Shares Outstanding                 23,646,560      20,891,560      23,646,560      20,891,560
                                  ============    ============    ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                             STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
               DECEMBER 31, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                                         Nine Months Ended
                                                            December 31,
                                                  -----------------------------
                                                     1999              1998
                                                  -----------       -----------
                                                  (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                        $(1,779,912)      $(1,572,129)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                       150,280           388,739
  Non-cash Transactions                               862,865                --
  Changes in operating assets and liabilities:
    Accounts receivable                               (13,607)               --
    Inventory                                          37,494            (6,334)
    License fee receivable                         (2,400,000)       (2,438,748)
    Prepaid expense                                        --             2,917
    Security deposits                                      --           (35,000)
    Checks issued in excess of cash                        --             4,846
    Accounts payable                                 (125,252)          463,942
    Accrued expenses                                  (15,269)               --
    Deferred revenue                                2,400,000         2,400,000
                                                  -----------       -----------
Total Adjustments                                     947,015           780,362
                                                  -----------       -----------
Net cash used by operating activities                (832,897)         (791,767)
                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (46,713)         (332,711)
                                                  -----------       -----------
Net cash used by Investing Activities:                (46,713)         (332,711)
                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Issuance of Common Stock                   --           720,000
  Capital Lease Obligations                            (4,060)           (3,346)
  Convertible Notes Payable                           885,000                --
  Other advances                                           --            11,000
  Loans and Advances from related parties                  --           212,982
                                                  -----------       -----------
Neash provided by financing activities                880,940           940,636
                                                  -----------       -----------
Increase (Decrease) in Cash and
  Cash Equivalents                                $     1,330       $  (183,842)
Cash and Cash Equivalents, Beginning of Period          2,228           183,842
                                                  -----------       -----------
Cash and Cash Equivalents, End of Period          $     3,558       $        --
                                                  -----------       -----------
SUPPLEMENTAL INFORMATION

CASH PAID FOR:
Interest                                          $         0       $     1,215
                                                  ===========       ===========
Income Taxes                                      $         0       $         0

NON-CASH:
  Related party notes payable converted to
   convertible debtor                             $   815,000       $         0
                                                  ===========       ===========
  Related party payments for company expenses     $   444,750       $         0
                                                  ===========       ===========
  Issuance of common stock for payment
   of company expenses                            $   218,115       $         0
                                                  ===========       ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                 DECEMBER 30, 1999 AND YEAR ENDED MARCH 31, 1999


                                                           Additional     Stock
                                    Common       Stock      Paid In    Subscription   Accumulated
                                    Shares       Amount     Capital     Receivable      Deficit         Total
                                    ------       ------     -------     ----------      -------         -----
Balance, March 31, 1998            17,391,560   $173,916   $4,220,904   $(400,000)    $(2,653,357)   $ 1,341,463

Issuance of Common Shares
 for SP34E Marketing Rights         6,000,000     60,000    2,340,000          --              --      2,400,000

Issuance of Common Stock
 for Stock Services Agreement          50,000        500      149,500          --              --        150,000

Receipt of Stock Subscription
 Receivable funds                          --         --           --     400,000              --        400,000

Issuance of Common Stock for
 Marketing Expense Liability           15,000        150       26,121          --              --         26,271

Loss, Year Ended March 31, 1999            --         --           --          --      (2,239,646)    (2,239,646)
                                  -----------   --------   ----------   ---------     -----------    -----------

Balance, March 31, 1999            23,456,560   $234,566   $6,736,525   $      --     $(4,893,003)   $ 2,078,000
                                  ===========   ========   ==========   =========     ===========    ===========
Issuance of Common Shares for
 Early Lease Termination               15,000        150       11,100          --              --         11,250

Issuance of Common Shares for
License Terminations                   65,000        650       83,715          --              --         84,365

Issuance of Common Shares for
 Lease Cancellation                    20,000        200       32,300          --              --         32,500

Issuance of Common Shares for
 Investor Relations Services           90,000        900       89,100          --              --         90,000

Loss, Nine Months Ended
 December 31, 1999                         --         --           --          --      (1,779,912)    (1,779,912)
                                  -----------   --------   ----------   ---------     -----------    -----------

Balance, December 31, 1999         23,646,560   $236,466   $6,952,740   $      --     $(6,672,915)   $   516,291
                                  ===========   ========   ==========   =========     ===========    ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDING DECEMBER 31, 1999


NOTE 1 - BASIS OF PREPARATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's report on form 10-KSB.

NOTE 2 - REAL ESTATE LEASE

   On September 1, 1999, the Company terminated its commercial lease with D.I. South, Inc. for commercial premises located in Elkhart, Indiana in exchange for 20,000 shares of common stock.

   On January 18, 2000, the Company announced a preliminary understanding with the City of Syracuse, New York and the Syracuse Industrial Development Authority (SIDA) for a facility construction project financed with up to $9 million in private funded tax exempt bonds. The new 35,000 square foot facility is intended to be configured for Soltron and SP34E production.

NOTE 3 - CONVERTIBLE NOTES

   The company has issued a $200,000 6% Convertible Note Payable. The note matures on December 31, 2000, and is convertible into common shares of the Company at the issue price of $0.40 per share for each $0.40 of principal owed. The note automatically converts in the event the Company's shares trade at $1.75 or higher for ten consecutive days.

NOTE 4 - RELATED PARTY TRANSACTIONS

   The company renewed an agreement with a related entity for investor relations services. The agreement required monthly payments of $30,000 per month for 6 months, payable in cash of $90,000 cash and common stock in the amount of $90,000 for services through December 31, 1999. In addition, the agreement provides for payments of $15,000 per month for January 2000 through June 2000, payable in cash of $60,000 and common stock of $30,000.

NOTE 5 - COMMITMENTS

   The Company entered into an agreement for merchant banking services expiring in May, 2000. The contract provides for an initial payment of $45,000 and twelve monthly payments of $8,750. The contract was terminated during December, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

     Revenues from the sales of Soltron for the nine months ended December 31, 1999 were $166,784 as compared to revenues of $53,054 for the nine months ended December 31, 1998. The increase in revenues resulted primarily from improved sales in expanding regional markets during the nine month period ended December 31, 1998.

     General and administrative costs were $1,665,684 for the nine month period ended December 31, 1999 compared to $1,603,544 for the nine month period ended December 31, 1998. The slight increase (4%) in costs was due to additional expenses incurred in relation to the territory license repurchase agreements and Phoenix plant expansion costs.

     Cash flows of $885,000 were provided by convertible notes payable for the nine months ended December 31, 1999 as compared with $943,982 received from related party advances and sales of common stock for the nine months ended December 31,1998.

     The Company experienced a net loss of $1,779,912 for the nine months ended December 31, 1999 as compared with a loss of $1,572,129 for the nine months ended December 31, 1998 due in part to expenses incurred for the repurchase of all outstanding territory licenses, debt restructuring costs, Phoenix plant expansion costs and other liabilities.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Revenues from the sales of Soltron for the three months ended December 31, 1999 were $93,527 as compared to revenues of $7,747 for the three months ended December 31, 1998. The increase in revenues resulted primarily from improved sales in expanding regional markets during the three months ended December 31, 1999 compared to the three month period ended December 31, 1998.

     General and administrative costs were $574,069 for the three months ended December 31, 1999 compared to $548,669 for the three months ended December 31,1998. This 5% increase in costs was due to increases in regional sales and marketing efforts, debt restructuring charges and Phoenix plant expansion activities.

     The Company experienced a net loss of $551,780 for the three months ended December 31, 1999 as compared with $563,825 for the three months ended December 31, 1998. Increased sales for the quarter offset the costs related to the repurchase of all outstanding territory licenses and Phoenix plant expansion activities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates future liquidity needs will continue to be met through equity and debt financings primarily from its major shareholder, Dominion Capital Pty Ltd., until such time as cash flow from operations are sufficient to meet the Company's capital requirements for product production and operations.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     The Company has outstanding a total of $1,500,000 of its 6% Convertible Notes Payable (the "SEPTEMBER NOTES") to Dominion Capital Pty Ltd, the Company's largest shareholder ("DOMINION"), and other persons and entities affiliated with the Company and with Dominion. As originally issued, the September Notes were convertible into 1,500,000 shares of the Company's common stock at a rate of 1 share for each $1.00 of principal owed under the Notes. Effective December 31, 1999, the Company and the holders of the September Notes entered into an agreement changing the conversion rate to one (1) share of the Company's common stock for each $0.50 of principal owed under the September Notes. Accordingly, the number of common shares into which the Notes are convertible was increased to 3,000,000. The September Notes were unchanged in all other respects.

     Effective December 31, 1999, the Company issued a $200,000 6% Convertible Note (the "DECEMBER NOTE"). No placement agent was used and no commission was paid with respect to the issuance of the December Note. The December Note was issued to Dominion. The December Note matures on December 31, 2000 and is convertible into shares of the Company's common stock at the rate of 1 share for each $0.40 of principal owed under the December Note. The December Note will automatically convert in the event the Company's common stock trades at $1.75 or higher for ten consecutive trading days. The December Note was issued in reliance on Section 4(2) of the Securities Act. The Company used the proceeds from the issuance of the December Note for general corporate and development purposes.

     On September 1, 1999, the Company issued 20,000 shares of its common stock to D.I. South, Inc. in exchange for termination of a lease of commercial premises in Elkhart, Indiana. The stock was issued in reliance on Section 4(2) of the Securities Act and no placement agent was used and no commission was paid.

     During the quarter ended December 31, 1999, the Company issued 90,000 shares of its common stock to Dominion Securities, Inc. as consideration for public relations and marketing services pursuant to the Client Service Agreement dated July 1, 1998 between Dominion Securities, Inc. and the Company (see
Exhibit 10.16 to the Company's registration statement on Form 10-SB, filed with the Commission on August 21, 1998). These shares were issued in reliance on
Section 4(2) of the Securities Act and no placement agent was used and no commissions were paid.

ITEM 5. OTHER INFORMATION

     During the quarter ended December 31, 1999, the Company received preliminary approval from the Syracuse Industrial Development Authority ("SIDA") in Syracuse, New York for a facility construction project to be financed with up to $9,000,000 in private tax exempt bonds. Final approval of this financing is contingent upon approval by SIDA of the final documentation and confirmed availability of federal allocations of federal tax exemptions among the states. If finally approved and completed, the Company will use the proceeds of this financing to construct a new 35,000 square foot manufacturing facility, which will be configured for the Company's products, SOLTRON and SP34E. In connection with this transaction, City of Syracuse has agreed in principle to provide the Company with tax abatements, interest subsidies and other incentives. The
Company has agreed upon a preliminary expression of intent with Greenwich Partners, LLC to act as underwriters for the bond financing if and when it is finally approved. To date, neither the Company, SIDA nor Greenwich Partners, LLC has entered into any legally binding agreement with respect to this bond financing or the facility construction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS.

       10.20 Note Agreement for the Issuance of up to $1,500,000 of 6% Convertible Notes, dated September 24, 1999.

       10.21 Amendment to the $1,500,000 6% Convertible Note Agreement, effective December 31, 1999.

       10.22   Note Agreement for the Issuance of $200,000 of 6%
               Convertible Notes, effective December 31, 1999.

   (b) REPORTS ON FORM 8-K.

       None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                        SOLPOWER CORPORATION
                                           (Registrant)



Dated: March 31, 2000                   By /s/ James H. Hirst
                                           -----------------------------
                                           James H. Hirst
                                           Chief Executive Officer