Form 10QSB/A
period 1998-12-31
SOLPOWER CORP
filed 2000-04-05
CIK 1068618

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                              SOLPOWER CORPORATION
                          INDEX TO FORM 10-QSB/A FILING
                    FOR THE QUARTER ENDED DECEMBER 31, 1998

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

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................ 7

                                    PART II.
                                OTHER INFORMATION

None

SIGNATURES.................................................................... 9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION

                                  BALANCE SHEET

                                              Nine Months Ended
                                              December 31, 1998     Year Ended
                                                 (Unaudited)      March 31, 1998
                                                 -----------      --------------
                                     ASSETS
Current Assets
 Cash                                             $        --      $   183,842
 Inventory                                            108,240          101,906
 License Fee Receivable                                38,748        2,160,000
 Stock Subscription Receivable                        215,000          600,000
 Prepaid Expenses                                          --            2,917
                                                  -----------      -----------
Total Current Assets                                  361,988        3,048,665
Property and Equipment, Net                           430,914          131,942
Other Assets
 Marketing Rights                                   2,403,333          358,333
 Security Deposits                                     49,422           14,422
 License Fee Receivable                             4,560,000               --
                                                  -----------      -----------
Total Other Assets                                  7,012,755          372,755
                                                  -----------      -----------
Total Assets                                      $ 7,805,657      $ 3,553,362
                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Checks Issued in Excess of Cash                  $     4,846      $        --
 Accounts Payable                                     466,374            2,432
 Capital Lease Obligation, Current Portion              6,396            4,575
                                                  -----------      -----------
Total Liabilities                                     477,616            7,007
Long Term Liabilities
 Capital Lease Obligation, Non-current Portion             --            5,167
 Advances Payable                                      11,000               --
 Advances Payable, Related Party                      252,707           39,725
 Deferred Revenues                                  4,560,000        2,160,000
Total Long Term Liabilities                         4,823,707        2,204,892
                                                  -----------      -----------

Total Liabilities                                   5,301,323        2,211,899
                                                  -----------      -----------
Commitments and Contingencies
Stockholders' Equity
 Preferred Stock; $0.001 Par Value, 5,000,000
  Authorized; Issued and Outstanding, NONE               NONE             NONE
 Common  Stock; $0.01 Par Value, 30,000,000
  Authorized; Issued and Outstanding, 23,391,560
  Shares at December 31, 1998 and 17,391,560
  Shares at March 31, 1998                            233,916          173,916
 Additional Paid In Capital                         6,560,904        4,220,904
  Less: Subscription Receivable                       (65,000)        (400,000)
 Accumulated Profits (Deficit)                     (4,225,486)      (2,653,357)
                                                  -----------      -----------
Total Stockholders' Equity                          2,604,334        1,341,463
                                                  -----------      -----------
Total Liabilities and Stockholders' Equity        $ 7,806,657      $ 3,553,362
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


                                      SOLPOWER CORPORATION
                                          (Registrant)



Dated: April 4, 2000                  By /s/ James H. Hirst
                                         ---------------------------------------
                                         James H. Hirst, Chief Executive Officer