Form 10KSB
period 2000-03-31
SOLPOWER CORP
filed 2000-08-17
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________


                         Commission File Number: 0-29780


                              SOLPOWER CORPORATION
                 (Name of Small Business Issuer in Its Charter)


                 Nevada                                   87-0384678
    (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                   Identification No.)


7309 East Stetson Drive, Suite 102, Scottsdale, Arizona           85251
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X[ No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $280,309.

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2000 was approximately $17,151,125.

     The number of shares outstanding of the registrant's classes of common stock, as of March 31, 2000 was 27,316,066.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

     Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions. Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Company's plans and expectations. Wherever possible, we have identified the forward-looking statements by words such as "ANTICIPATES," "BELIEVES,"
"CONTEMPLATES," ESTIMATES," "EXPECTS," "INTENDS," "PLANS," "PROJECTS," "FORECASTS" and similar expressions.

     Our forward-looking statements reflect only our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as those discussed elsewhere herein and in the exhibits hereto and incorporated by reference.

     Although we believe that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, as disclosed under "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE," our business and operations are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB.

     The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     We are in the business of producing, marketing and distributing a proprietary enzyme-based fuel enhancing product, SOLTRON(TM), and an ozone safe alternative refrigerant, SP34E(TM). Our business plan contemplates distribution of these products throughout the United States, Canada and Mexico. We distribute SOLTRON(TM) through traditional channels, including fuel wholesalers, oil distributors for bulk treatment and marine and automotive after-market stores, and directly to end users. Manufacturing of SP34E(TM) commenced in Canada in May, 1999 and we expect distribution to be through wholesale distributors of refrigeration products and automotive aftermarket air conditioning service centers. We also have the right to acquire certain other international Solpower operations and marketing territories.

     We were originally incorporated in Utah in 1982 with the name Dynafuel Corporation and our original business involved research and development of an experimental fuel using alcohol and other chemicals in a proprietary combination to produce a gasoline-like motor fuel. We ceased those operations in 1988 and remained dormant until 1995, at which time we acquired the marketing rights to a virtual reality motion based simulator and changed our name to Virtual Technologies, Inc. In July 1996, we merged into a newly-formed subsidiary incorporated in Nevada in order to change our domicile to the State of Nevada. During the fiscal year ended March 31, 1997, we sold the motion based simulator contract and related assets.

     In November  1996,  we entered  into a licensing  agreement  with  Dominion
Capital Pty Ltd. ("DOMINION Capital") to acquire the exclusive manufacturing, distribution, marketing and sales rights for SOLTRON(TM) in the United States, Canada and Mexico. As a result of entering into this licensing agreement, Dominion Capital and its affiliates gained control of the Company and a new Board of Directors and new management were installed. A corporate philosophy of acquiring and commercializing environmentally friendly products was initiated. In June 1998, we entered into a second licensing agreement with Dominion Capital and acquired the exclusive manufacturing, distribution, marketing and sales rights for the product SP34E(TM) in the United States, Canada and Mexico.

PRODUCTS

     SOLTRON(TM). SOLTRON(TM) is an enzyme-based liquid fuel enhancing product that was developed over a period of 18 years by a group of scientists at the Japanese Institute of Bio-Energy. Use data has shown that, when added to fossil fuels, SOLTRON(TM) reduces particulate exhaust emissions and smoke, improves fuel economy, controls fuel sludge and other impurities and ultimately lowers engine maintenance costs. In addition, when mixed with liquid fuels, SOLTRON(TM) changes the fuel's molecular structure and improves its oxygen absorption and combustion efficiency. The enzymes contained in SOLTRON(TM) essentially "FEED" on the contaminants that cause fuel degradation. SOLTRON(TM) can be added to all liquid fossil fuels including gasoline, diesel and light and heavy oils either at the fuel pump or in bulk fuel tanks. We are continuing to conduct field and objective laboratory testing of SOLTRON(TM) and we are developing a database of independent test data regarding the effects of use of SOLTRON(TM) as a fossil fuel additive.

     We are marketing SOLTRON(TM) in North America as a natural enzyme product that will reduce emissions, improve fuel economy and reduce engine maintenance. SOLTRON(TM) has been sold commercially in Japan since 1993 and in Australia since 1996 and was awarded the 1997 Best New Aftermarket Product Award (Chemical) by the Australian Automotive Aftermarket Association.

     SP34E(TM).   SP34E(TM)  is  a   refrigerant   developed  in  Japan  by  the
Kinoh-Kinzohu Company as a replacement for ozone-depleting fluorinated refrigerants commonly used today. SP34E(TM) is currently sold in Japan, Australia and other Asian rim countries. We currently market SP34E(TM) in Canada and will commence marketing in the United States upon obtaining Environmental Protection Agency approvals, expected by October 2000. See, "REGULATION" below. Applications of this product include automotive, domestic, commercial and transport refrigeration and air conditioning systems as an alternative to Freon (R-12) and other fluorinated refrigerants. SP34E(TM) generally does not require replacement of mechanical components or removal of mineral oils that are found in older refrigeration systems and it has a lower discharge pressure and a much shorter atmospheric life span than other commonly used refrigerants.

     SP34E(TM) is currently  marketed to various  companies  in  Australia,  New
Zealand, Japan and Canada. Significant use data has been developed for this product, the results of which have consistently shown that SP34E(TM) is an acceptable near "DROP-IN" replacement for R-12 in mineral oil based refrigerant applications. In March of 1999, the Company entered into a joint venture with Protocol Resource Management, Inc., a Canadian company, to manufacture and distribute SP34E(TM) in Canada. Sales of SP34E(TM) did not commence in Canada until the summer of 2000.

SUPPLIERS

     SOLTRON(TM) consists of natural organic enzymes mixed with low odor base solvent. The enzyme concentrate used in the manufacture of SOLTRON(TM) is produced exclusively by Neway Japan K.K. of Tokyo, Japan and supplied to us through our licensing agreement with Dominion Capital. Neway Japan K.K. has informed us that it currently has sufficient inventory of enzyme concentrate on hand to supply our anticipated needs through 2000 and 2001. Low odor base solvent is readily available through numerous local suppliers. We have also developed our own proprietary bottle design for retail packaging and have selected manufacturers that can produce our bottles in quantities sufficient to meet our anticipated needs.

     The components of SP34E(TM) are not unique and are readily available from numerous local and national suppliers.

MARKETING STRATEGIES

     The fuel market may be divided into distinct groups such as gasoline, diesel, bunker and aviation fuel users. These groups can be further subdivided into distinct user segments, such as commercial transport fleets, government fleets, marine transport fleets, retail distribution and industrial. We believe that SOLTRON(TM) is able to greatly benefit fuel consumers in all of these markets.

     The  United  States   Environmental   Protection  Agency  ("EPA")  recently
quadrupled the number of "NON-ATTAINMENT ZONES" in areas with severe emission problems, resulting in certain fleet operators being forced to test or to start using alternative fuels such as propane or natural gas. New regulations such as restricted hours of service are also being considered. We believe that this increased regulation will create opportunities for consumer acceptance of SOLTRON(TM) and we are focusing on all North American markets. Our objective is to penetrate the fuel treatment market and increase fuel treatment usage of SOLTRON(TM) over a five year period while establishing consumer recognition of the SOLTRON(TM) brand name. We intend to exploit our SOLTRON(TM) manufacturing, marketing, sales and distribution rights in the United States, Canada and Mexico initially through the appointment of distributors.

     Until recently, we were party to licensing agreements with Masters Marketing Group, Inc. for the Great Lakes Territory (Ohio, Indiana, Michigan, Illinois and Wisconsin), Solpower Southeast Corporation for the Southeast Territory (Alabama, Arkansas, Florida, Georgia, Louisiana and Mississippi) and with Houston Mercantile Exchange, Inc. for the South (Oklahoma, New Mexico and Texas) and Mexico Territories. We terminated these licensing arrangements in May, September and November of 1999, respectively, and we now manage all our manufacturing and distribution systems at the company level, with no outsourcing or licensing to third parties. See "NOTES TO THE FINANCIAL STATEMENTS - Note 2." We are currently marketing SOLTRON(TM) using traditional marketing channels to develop sales and product awareness.

     We began distribution of SOLTRON(TM) in June 1998. We are currently utilizing oil marketers, independent sales representatives and direct sales activities to provide a focused marketing effort, which we believe will expose SOLTRON(TM) directly to prospective customers. We also anticipate utilizing other traditional distribution channels including an Internet Web site, resale distribution through small retail chains, resale distribution through large retail chains, mass merchandising, multi-level free-enterprise systems, home network sales, catalogue and direct mailing, and telemarketing to develop a national marketing effort. Our goal is to successfully penetrate and create a substantial demand for SOLTRON(TM) in each user market segment.

     We employ an area sales manager for the southern California region whose sales orders are serviced from our Phoenix, Arizona production facility. We are developing new and improving existing products through direct contact with end users. Other activities to promote our products include the identification and development of operations, marketing, accounting and administrative systems, all of which we also hope will increase our efficiency, the establishment of a corporate communications system supported by an in-house desktop publishing department and redesign and upgrade of our corporate image with new logos, web site, product brochures, trade show materials, product labeling and packaging and all related marketing materials.

     SP34E(TM) is a near "DROP-IN" refrigerant that replaces R-12 refrigerants in mineral oil based refrigerant applications. SP34E(TM) can, in most cases, be used simply in place of conventional refrigerants, without requiring modifications to the refrigeration or cooling equipment. Refrigerants are widely used in motor vehicle air-conditioning and refrigeration units in the residential, automotive, commercial and transportation sectors. Historically, chlorofluorocarbons ("CFCS"), hydrochlorofluorocarbons ("HCFCS") and hydrofluorocarbons ("HFCS") have been utilized as refrigerants. CFCs used as refrigerants include R-12, HCFCs include R-406A, and HFCs include R-134a. Emissions of CFCs and HCFCs have been proven to cause depletion of the ozone layer resulting in global warming. The EPA has banned production or importation of CFCs and production of HCFCs is scheduled to be phased out in the United States by 2030. Although HFCs also contain gases that have global warming potential, HFCs have not yet been banned or scheduled for phase-out. HFCs, however, are generally less effective as a refrigerant than CFCs or HCFCs. We intend to market SP34E(TM) as an environmentally safe replacement for R-12 refrigerants with greater efficiency and less environmental impact.

     We have entered into a joint venture with Protocol Resource Management, Inc. ("PROTOCOL") of Aurora, Ontario Canada, to manufacture and distribute SP34E(TM) in Canada. Protocol was founded in 1993 and provides a full range of refrigerant management services. It has expanded to become the largest R-134a repackaging operation in Canada and has established a number of innovative refrigerant programs for some of the largest original equipment manufacturers in the Canadian and U.S. refrigerant industry. We anticipate developing a marketing strategy for certain market segments and that we will also market this product directly. The joint venture is a Canadian corporation equally owned by us and Protocol.

PRODUCT RIGHTS ACQUISITION AGREEMENTS

     In 1996, we acquired the exclusive rights to produce, market and distribute SOLTRON(TM) in North America through an agreement with Dominion Capital in consideration for 5,000,000 shares of our common stock and the grant of certain options and payment of cash consideration upon meeting certain sales levels. The agreement is for a period of five years and may be renewed at our option for an additional five year term. We also have a right of first refusal to commercialize SOLTRON(TM) and other products controlled by Dominion Capital on a global basis, except Japan, on terms to be negotiated on a territory by territory and product by product basis.

     In June 1998, we acquired the exclusive rights to produce, market and distribute SP34E(TM) in North America through an agreement with Dominion Capital in consideration for 6,000,000 shares of our common stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram of SP34E(TM) that we sell. The initial term of the agreement was for five years and was amended in June 1999 to commence on the date we first achieved sales of SP34E(TM) sufficient to establish a predictable growth rate or July 1, 2000, whichever came first. This agreement may also be renewed for an additional five years at our option.

PROPRIETARY RIGHTS

     We  rely  on  a  combination   of  trade  secret  and  copyright  laws  and
confidentiality and non-compete agreements to establish and protect our proprietary rights in our products. However, there can be no assurance that any confidentiality or non-compete agreement between us and our employees or consultants will provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

     We have applied with the United States Patent and Trademark Office ("USPTO") for a trademark registration for SOLTRON(TM) and have received acceptance for service mark registration for the mark SOLPOWER. We have also registered SOLTRON(TM) with the EPA for use as an aftermarket additive and for bulk fuel treatment. Dominion Capital has applied with the USPTO for trademark registration for SP34E(TM).

COMPETITION

     We compete with numerous well-established fuel additive and chemical products companies that possess substantially greater experience and financial, marketing, personnel and other resources than we do. Many of our competitors have achieved significant national, retail and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets and to introduce new products.

     Some products already in the marketplace that may compete directly with SOLTRON(TM) include STP Gas Treatment, STP Diesel Treatment and STP Smoke Treatment (all produced by First Brands Corporation), Slick 50 (produced by Slick 50 Products Corporation), Valvtect VT-5000 (produced by Valvtect Petroleum Products Corp.) and Fuelon (produced by Fuelon International, Inc.). We believe that we can successfully compete with these products and penetrate the fuel additive market due to the unique environmentally friendly characteristics and multi-function applications of SOLTRON(TM). See, "DESCRIPTION OF BUSINESS-PRODUCTS" above.

     With respect to SP34E(TM), we will compete with numerous national and international companies that produce refrigerants, including DuPont, Elf Autochem, ICI and Allied Signal, among others. Certain of our competitors' products contain HCFCs, the production of which is scheduled to be phased out. With respect to other products containing HFCs, SP34E(TM) may be used in existing R-12 mineral oil based systems with less costly conversions of such systems. We believe that the regulatory ban and phase-out of certain refrigerants combined with the environmentally safe characteristics and product utility of SP34E(TM) will allow us to compete successfully in the refrigerant market. However, there can be no assurance that we will be able to successfully market SP34E(TM) as a viable alternative to the refrigerants that currently enjoy widespread market acceptance.

     Our ability to compete successfully will depend on our success at penetrating each targeted market segment with our products, consumer acceptance of our products and our ability to license and develop new and improved products. There can be no assurance that we will be able to successfully compete, that our products will meet with consumer approval, that competitors will not develop and market products that are similar or superior to our products or that we will be able to successfully enhance our products or develop new products meeting with consumer approval.

PRODUCTION FACILITIES

     Our primary production facility is housed in an approximately 12,000 square foot industrial facility in Phoenix, Arizona. This facility serves as our production, warehousing and distribution plant for SOLTRON(TM), as well as our sales office. The facility has capacity to produce up to 1,000,000 gallons of SOLTRON(TM) per year and is currently being expanded to increase our capacity to 3,000,000 gallons of SOLTRON(TM) per year. We expect that this increased capacity will meet our needs for SOLTRON(TM) into the foreseeable future. See "DESCRIPTION OF PROPERTY" and "NOTES TO THE FINANCIAL STATEMENTS - Note 5."

     Our SP34E(TM) product is currently produced in Canada by Protocol through our joint venture with it AT Protocol's facilities. We anticipate that this production arrangement will produce sufficient product for the Canadian market in the foreseeable future.

REGULATION

     The use of certain chemicals and other substances is subject to extensive and frequently changing federal, state, provincial and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. Since our products utilize chemicals that are classified under applicable laws as combustible and hazardous chemicals or substances, we have incurred costs of approximately $300,000 to ensure that the Phoenix facility is in compliance with state and local requirements for the chemicals utilized in the production of SOLTRON(TM). In addition, we also provide all required warning labeLS and instructions for the handling of these substances.

     Aftermarket fuel additives are required to be registered with the EPA Fuels and Energy Division. We have registered SOLTRON(TM) both as an additive and for the bulk treatment of fuels.

     Like all companies, we are also subject to regulation by the Federal Trade Commission ("FTC") with respect to the marketing of our products. Although the FTC has a long history of pursuing enforcement actions against fuel saving, fuel additive and oil additive products, we believe we have sufficient research, independent testing, use data and scientific evidence to substantiate our advertising and promotional claims regarding Soltron(TM).

     We have filed an Information Notice with the EPA under the Significant New Alternatives Policy ("SNAP") program in order to categorize the acceptable uses of SP34E(TM). We anticipate this approval process will BE completed by October 2000. Once EPA/SNAP approval has been obtained, we intend to commence marketing SP34E(TM) IN the United States.

     We believe that we are in substantial compliance with all laws and regulations governing our material business operations and we have obtained all required licenses and permits for the operation of our business. There can be no assurance, however, that we will be able to comply with, or continue to comply with, current or future government regulations in every jurisdiction in which we may conduct material business operations without substantial cost or interruption of our operations, or that any present or future federal, state, provincial or local environmental protection regulations or other laws may not restrict our present and future activities. In the event that we are unable to comply with such requirements, we could be subject to substantial sanctions, including restrictions on our business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon our business.

EMPLOYEES

     At June 1, 2000, we employed six full time personnel, including three administrative, one production and two marketing employees. Our employees are not covered by any collective bargaining agreements and we consider our relationship with our employees to be good.

FACTORS AFFECTING FUTURE PERFORMANCE

     LIMITED OPERATING HISTORY. Our current operations have been implemented since November 1996, but our business plan has not yet been fully implemented. Accordingly, we have only a limited operating history with respect to the distribution and marketing of SOLTRON(TM) and we are still in the process of developing our marketiNG strategies with respect to SP34E(TM).

     HISTORY OF LOSSES. We have consistently had negative cash flow, operating losses and insufficient liquidity with respect to current operations, all of which we expect to continue until our sales revenues increase substantially. There can be no assurance that we will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future.

     ADDITIONAL CAPITAL REQUIREMENT. We will require significant additional capital to meet our growth objectives and to fully implement our business plan and expand our operations. While we have received capital infusions from Dominion Capital in the past, there can be no assurance that Dominion Capital's investments in our business will continue. We may also seek additional debt or equity financing through banks, other financial institutions, companies or individuals, but no assurance can be given that we will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. Further, even if such financing is obtained, no assurance can be given that such would be adequate to meet our needs for the foreseeable future. If we are unsuccessful in obtaining sufficient additional capital, our ability to continue as a viable business enterprise will be substantially impaired.

     NEED TO DEVELOP SALES AND PRODUCT AWARENESS. Establishment of a distribution network sufficient to supply customer demand for SOLTRON(TM) will be critical to our success. We anticipate developing this netwoRK primarily through traditional marketing channels, such as distributors, in the fuel, oil chemical and automotive aftermarket industries. We have not yet implemented our strategies with respect to SP34E(TM). Numerous factorS, including lack of sufficient inventory or capital, or failure of our products to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties we will face in establishing an efficient distribution network for our products. While we intend to engage qualified personnel to assist in establishing our distribution network, no assurance can be given that our products will be accepted by industrial or retail consumers, that a satisfactory distribution network can be established or that our operations will ever be profitable.

     UNCERTAINTY OF WIDESPREAD MARKET ACCEPTANCE OF PRODUCTS, LIMITED MARKETING EXPERIENCE. We are still in the early stages of marketing SOLTRON(TM) and have only just recently commenced marketing our second producT, SP34E(TM). As is typical with new products, demand and market acceptance for our products is subject to a high degrEE of uncertainty. Achieving widespread market acceptance for our products will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of our products. The prospects for our product line will be largely dependent upon our ability to achieve market penetration, which will require significant efforts on our part to create awareness of and demand for our products. Our ability to build our customer base will depend in large part on our ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that our products will achieve widespread market acceptance or that our marketing efforts will result in profitable operations.

     VARIABILITY OF OPERATING RESULTS AND VOLATILITY OF COMMON STOCK PRICES. Our quarterly operating results have in the past been, and are anticipated in the future to be, highly volatile. While we anticipate that increased sales of our products will continue to generate revenue, the operating results of any quarterly period as compared to the previous quarter or the same quarter for the prior period will, in all likelihood, vary significantly. Significant variances in operating results from period to period could result in high volatility of the market price for our common stock.

     LIMITED PRODUCT LINE. We currently hold the marketing and distribution rights to only two products, SOLTRON(TM) and SP34E(TM). Our future success and profitability will, to a very high degree, depend upon the mARket acceptance of these products and our ability to improve these products and develop additional products to meet consumer approval.

     SUPPLY, CAPACITY AND DISTRIBUTION CONSTRAINTS. To successfully market our products, we must be able to fill orders promptly for our sales. Our ability to meet our supply requirements promptly will depend on numerous factors including our ability to establish successfully an effective distribution network and to maintain adequate inventories as well as the ability of our sole supplier to adequately produce the chemicals needed to produce SOLTRON(TM) in volumes sufficient to meet demand. Failure to adequately supply products to distributors aND retailers or of our supplier to produce sufficient materials to meet our demand would materially adversely impact our operations.

     DEPENDENCE UPON RAW MATERIALS AND SUPPLIERS. We are dependent on a single supplier of the enzyme concentrate needed to make SOLTRON(TM). This concentrate will be subject to price fluctuations based upon supply aND demand of such product. In addition, because the product is produced in Japan, fluctuations in currency values could adversely affect our cost. Interruption of our product supply could result from several factors, such as disruption of supply of raw product, work stoppages, strikes or other labor difficulties, changes in governmental or international regulations or natural or man caused disasters occurring with respect to our supplier. Any increase in the costs of our raw materials or disruption of our supplier could severely and adversely affect our business operations.

     RELIANCE ON MANAGEMENT; LIMITED PERSONNEL. Attracting and retaining qualified personnel is critical to our business plan. In particular, our success is highly dependent on the services of our executive officers, Mark S. Robinson and James H. Hirst. We have employment agreements in place with Messrs. Robinson and Hirst, but we do not maintain key man life insurance on either of them. There can be no assurance that we will not lose the benefit of their services. The loss of Mr. Robinson's or Mr. Hirst's services or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

     MANAGEMENT OF GROWTH. We anticipate rapid growth in the future, which will require effective management of all aspects of our business. If achieved, this rapid growth will place significant strains on our financial, managerial, personnel and other resources. Failure to effectively manage our anticipated growth could have a materially adverse effect on our business and profitability.

     SEASONAL FLUCTUATIONS. Our limited experience in the refrigerant market suggests that a greater demand for SP34E(TM) will occur in summer months, which is anticipated to result in higher revenues in our first and secoND fiscal quarters ending June 30 and September 30, respectively. Fluctuations in our quarterly operating results may impact the market for our common stock and could cause high volatility in its trading price.

     COMPETITION. The markets for fuel additives and refrigerants are highly competitive. We believe that our products and our management's qualifications will enable us to compete effectively in these markets, but we cannot give any assurance that we will be successful. We will be competing with established manufacturers and distributors that have already developed brand recognition and gained consumer acceptance. Many of these competitors have significantly greater financial, marketing, personnel, managerial and other resources than we do. New competitors may also enter these markets. Even though we believe our products are superior to those of our competitors, our lack of financial strength and brand recognition will be significant disadvantages to our ability to penetrate and compete in our target markets.

     LIMITED PATENT AND PROPRIETARY INFORMATION PROTECTION. We do not believe that our products or our proprietary production processes infringe on anyone else's proprietary rights, but we cannot give any assurance that infringement claims will not be made against us. If it is determined that our products or processes do infringe someone else's proprietary rights, we could be required to modify our products or processes or obtain a license to continue our use of them. There can be no assurance that we would be able to do this in a timely manner, upon acceptable terms and conditions or at all. Our failure to do so would have a material adverse effect on our business. In addition, there can be no assurance that we would have the financial or other resources necessary to prosecute or defend a patent infringement or other proprietary rights action. Moreover, if any of our products or processes were held to infringe patents or proprietary rights of others, we could, under certain circumstances, be held liable for damages, which could be significant in amount and which could materially and adversely effect our operations. We rely on confidentiality agreements, trade secret protection and other methods to protect our processes, concepts, ideas, documentation and other information related to our products and proprietary processes. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar products and processes. All of our employees are required to sign non-disclosure, non-competition and inventions agreements, but there can be no assurance that such agreements would be enforced by a court or that they would provide us with any meaningful protection. There can be no assurance that we will be able to adequately protect our trade secrets or that other companies will not acquire information that we consider proprietary.

     PRODUCT ACQUISITION AGREEMENT. Our rights to manufacture and distribute SOLTRON(TM) and SP34E(TM), as weLL as the process, formulae and other proprietary rights related to such products, are contained in product acquisition agreements with Dominion Capital. Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations. Additionally, our rights with respect to our products under these agreements are limited to terms of five years, each of which are extendable.

     NEED FOR ADDITIONAL PRODUCT DEVELOPMENT. We believe that our development work on SOLTRON(TM) and SP34E(TM) is substantially complete, but testing of these products in the United States has been limited. We anticipate that our future research and development activities, combined with experience we hope to gain from commercial production and use of SOLTRON(TM) and SP34E(TM) will result in the need for further refinement of these productS and development of new products. Such refinements and development may be required for our products to remain competitive. There can be no assurance that we will have the experience or the resources necessary to make such improvements to our product line, which could have a significant negative impact on our business.

     ADEQUACY OF PRODUCT LIABILITY INSURANCE. The use of our products entails inherent risks that could expose us to product liability claims, which could have a material adverse effect on our business and financial condition. While we do maintain product liability insurance to cover these types of claims, there can be no assurance that we will be able to maintain such insurance on acceptable terms or, even if maintained, that such insurance would be sufficient to cover all potential claims.

     CONTROL BY EXISTING SHAREHOLDERS/FOREIGN SHAREHOLDERS. Our principal shareholder, Dominion Capital, and its affiliates own or control a substantial block of our outstanding common stock. Accordingly, these shareholders, acting together, would be able to effectively control matters requiring approval by our shareholders, including the election of our board of directors and approval of certain significant transactions. Dominion Capital is domiciled in Australia and if we or our shareholders were to bring legal action against it, its domicile in a foreign country may prevent it from being subject to jurisdiction of a United States court. While we or our shareholders may be able to proceed against Dominion Capital in an Australian court, such actions may be prohibitively expensive and an Australian court may not recognize claims or provide remedies similar to those available in United States courts.

     INTERNATIONAL TRADE. We anticipate selling SOLTRON(TM) and SP34E(TM) in both Canada and Mexico, as weLL as importing SOLTRON(TM) concentrate from Japan. This will expose our business to certain additional risks related TO doing business internationally, which could include, among others, fluctuations in currency exchange rates, changes in both U.S. and foreign import and export laws and regulations, increases in tariffs, customs, foreign tax liabilities and other adverse U.S. and foreign tax consequences and potential difficulty in contract enforcement. Risks of conducting international business operations could have a negative impact on our overall business.

     SECURITIES LAW COMPLIANCE. We have been involved in several complex transactions and offerings of our securities. While we believe we have complied with all applicable securities laws, there can be no assurance that compliance defects will not be alleged by the Securities and Exchange Commission or one or more of our shareholders. Our current management's involvement with the Company began in November 1996 or even more recently in some cases. While management is not aware of any failures by the Company to comply with applicable securities laws prior to November 1996, they are not aware of everything that may have occurred prior to that time and no assurance can be given that prior transactions were in compliance with applicable federal and state securities laws or that a claim with respect to non-compliance will not be made. We may incur costs to defend any such claims which could severely affect our operations and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease approximately 1,400 square feet of office space, which we use as our corporate offices at 7309 East Stetson Drive, Suite 102, Scottsdale, Arizona 85251 on a month-to-month basis. Current rental payments are approximately $2,000 per month.

     We also lease approximately 12,000 square feet of space at 4247 West Adams, Suite 2, Phoenix, Arizona 85009, which houses our manufacturing, warehousing and distribution plant and serves as our corporate sales office. Monthly lease payments are approximately $4,900 and the lease expires on September 14, 2002.

ITEM 3. LEGAL PROCEEDINGS

     We have been and currently are involved in various legal proceedings arising in the normal course of business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have material effect on our financial position, results of operation or liquidity. There are no legal proceedings pending, or to our knowledge, threatened, which we expect to have any material impact on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the OTC Bulletin Board under the symbol "SLPW." The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the fiscal years indicated. On March 31, 2000, there were approximately 350 beneficial holders of our common stock.


FISCAL YEAR         QUARTER ENDED                   HIGH             LOW
-----------         -------------                   ----             ---
1998                June 30, 1997                  $1.50            $1.50

                    September 30, 1997             $0.4062          $0.4062

                    December 31, 1997              $0.625           $0.625

                    March 31, 1998                 $2.75            $2.625

1999                June 30, 1998                  $3.50            $2.25

                    September 30, 1998             $2.687           $1.375

                    December 31, 1998              $2.50            $1.187

                    March 31, 1999                 $2.625           $1.281

2000                June 30, 1999                  $2.125           $1.25

                    September 30, 1999             $1.75            $1.125

                    December 31, 1999              $1.1562          $0.25

                    March 31, 2000                 $1.75            $0.375

     We have not paid, and do not currently intend to pay, cash dividends on our common stock in the foreseeable future. The current policy of the board of directors is to retain all earnings, if any, to provide funds for operation and expansion of our business. In addition to statutory requirements, the declaration of dividends, if any, will be subject to the discretion of the board of directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategies, among others.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our financial statements and related notes included herein. Certain statements are not based on historical facts, but are forward-looking statements that are based upon assumptions about our future conditions that could prove to be inaccurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described. Our ability to consummate transactions and achieve events or results is subject to certain risks and uncertainties, which include, but are not limited to, the existence of demand for and acceptance of our products, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting our business that are beyond our control. See, "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" above.

     We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to forward-looking statements that may be made to reflect future events or circumstances.

INTRODUCTION

     Although we continue to report significant losses, the current trend of increasing SOLTRON(TM) produCT sales and the introduction of SP34E(TM) provides an expectation that we will achieve profitability during fiscAL year 2001. The past year was a year of reorganization. We have diverted our focus for SOLTRON(TM) away frOM globalization and our licensing program to identifying distributors and developing direct sales activities. We have also made significant progress on obtaining requisite approvals for and expect to commence marketing of SP34E(TM) in the United States in the fourth quarter of 2000.

     In September 1999, we closed our SOLTRON(TM) production facility in Elkhart, Indiana and moved all tHE equipment to our Phoenix facility in order to expand production capacity at that location. By mutual consent with Dominion Capital, we did not proceed with the intended acquisition of Solpower Australia and devoted our resources to establishing the North American market for our products. In January, 2000 we were offered the opportunity to build a plant in Syracuse, New York, to be financed by privately funded tax exempt bonds.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

     Revenues for the year ended March 31, 2000 were $280,309 as compared to $82,192 for 1999, a 241% increase. All revenues for 2000 resulted from product sales. General and administrative costs for the year ended March 31, 2000 were $2,188,549 as compared to $2,077,692 for the same period ended March 31, 1999. The 5% increase resulted primarily from increased marketing efforts and administrative expenses at our corporate offices in Scottsdale, Arizona.

     Cash flow of $880,000 was provided from shareholder advances in the form of convertible notes that were subsequently converted to our common stock during the year ended March 31, 2000. For the year ended March 31, 1999 $1,465,994 was provided from shareholder advances and placement of our Common Stock.

     As of March 31, 2000, we had no material commitments for capital expenditures. For the year ended March 31, 2000, we incurred a net operating loss of $2,139,788 compared to a net operating loss of $2,239,646 for the year ended March 31, 1999, which contributed to net cash used in operating activities of $1,414,979 and $1,308,452 for the years ended March 31, 2000 and 1999, respectively.

SEASONALITY

     Sales of our SP34E(TM) product may be subject to higher volumes in the summer months resulting in highER revenues in our first and second fiscal quarters. However, no pattern of sales volumes has yet been established.

IMPACT OF INFLATION

     We do not believe that inflation will have any material impact on its commercial activities for the ensuing year as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

     Product sales did not provide sufficient working capital to fund our operations during the period ended March 31, 2000, and we offered convertible notes totaling $3,500,000 during September, 1999 and December, 1999 to offset shareholder and other advances to fund the balance of our financial operating requirements and future needs. A total of $1,700,000 of these notes were issued and subsequently converted to 3,500,000 of our common shares.

PLAN OF OPERATIONS FOR FISCAL YEAR 2001

     On completion of a full review of our entire operations with the objective to eliminate the current loss situation and accelerate profitability in fiscal year 2001, we intend to conduct a complete reorganization. This review will also consider product range, distribution channels and corporate structure.

     We are in the final stages of completing the EPA/SNAP requirements in order to offer SP34E(TM) for sale IN the United States. Early sales of this product in Canada confirm the demand for a non-ozone depleting alternative in R12 mineral oil based refrigerant applications. Sales of SP34E(TM) in fiscal year 2001 are expectED to play a significant role in bringing us to profitability. Acquisitions of related businesses may also play a key role in the expansion and growth strategy that management has under review.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

Independent Auditors'Report.................................................  16

Balance Sheets at March 31, 2000 and 1999...................................  17

Statements of Operations for the Years Ended
March 31, 2000 and 1999.....................................................  18

Statements of Stockholders' Equity for the Years Ended
March 31, 2000 and 1999.....................................................  19

Statements of Cash Flows for the Years Ended
March 31, 2000 and 1999.....................................................  20

Notes to the March 31, 2000 and 1999
Financial Statements........................................................  22

                          INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Solpower Corporation

We have audited the accompanying balance sheet of Solpower Corporation as of March 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation as of March 31, 2000 and 1999, and the results of their operations, changes in stockholders' equity, and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Semple & Cooper, LLP

Semple & Cooper, LLP
Phoenix, Arizona
July 13, 2000

                              SOLPOWER CORPORATION
                                 BALANCE SHEETS
                             MARCH 31, 2000 AND 1999

                                     ASSETS
                                                       2000            1999
                                                    -----------     -----------
Current Assets:
  Cash and cash equivalents (Note 1)                $    34,299     $     2,228
  Accounts receivable (Note 1)                           79,726          50,145
  Inventory (Note 1)                                     21,624          92,178
                                                    -----------     -----------
      Total Current Assets                              135,649         144,551
                                                    -----------     -----------

Property & Equipment, net (Notes 1 and 3)               377,762         399,262
                                                    -----------     -----------

Other Assets:
   Marketing rights (Notes 1 and 4)                   2,558,333       2,658,333

   Security deposits                                         --          13,922

   License fee receivable (Note 2)                           --       2,400,000
                                                    -----------     -----------
      Total Other Assets                              2,558,333       5,072,255
                                                    -----------     -----------
      Total Assets                                  $ 3,071,744     $ 5,616,068
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Obligation under capital lease
    - current portion (Note 6)                      $        --     $     4,060
  Loans payable to related parties
    - current portion (Note 9)                          130,390          98,500
  Accounts payable
      -trade                                            330,093         344,409
      -related parties (Note 9)                         107,118              --
  Accrued expenses (Note 5)                             309,929         213,792
                                                    -----------     -----------
      Total Current Liabilities                         877,530         660,761
                                                    -----------     -----------
Long-Term Liabilities:
  Loans payable to related parties
    - long-term portion (Note 9)                        212,114         407,219

  Accrued expenses                                           --          70,000

  Deferred revenue (Note 1)                                  --       2,400,000
                                                    -----------     -----------
      Total Long-Term Liabilities                       212,114       2,877,219
                                                    -----------     -----------
      Total Liabilities                               1,089,644       3,537,980
                                                    -----------     -----------
Commitments and Contingencies (Note 5)

Stockholders' Equity: (Note 10)
  Preferred stock; $.001 par value, 5,000,000
    shares authorized;                                       --              --
    none issued or outstanding
  Common stock; $.01 par value, 30,000,000
    shares authorized; 27,316,066 and 23,456,560
    issued and outstanding at March 31, 2000
    and 1999, respectively                              273,161         234,566
  Additional paid in capital                          8,741,730       6,736,525
  Accumulated deficit                                (7,032,791)     (4,893,003)
                                                    -----------     -----------
      Total Stockholders' Equity                      1,982,100       2,078,088
                                                    -----------     -----------
      Total Liabilities and Stockholders' Equity    $ 3,071,744     $ 5,616,068
                                                    ===========     ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2000 and 1999

                                                      2000             1999
                                                  ------------     ------------
Product Revenues                                  $    280,309     $     82,192

Cost of Sales                                          231,408          244,874
                                                  ------------     ------------

Gross Profit ( Loss )                                   48,901         (162,682)


General and Administrative Expenses                  2,188,549        2,077,692
                                                  ------------     ------------

Loss from Operations                                (2,139,648)      (2,240,374)
                                                  ------------     ------------
Other Income (Expense)

    Interest income                                         --            2,249
    Interest expense                                      (140)          (1,521)
                                                  ------------     ------------

Net Loss Before Provision for Income Taxes          (2,139,788)      (2,239,646)

Provision for Income Taxes                                  --               --
                                                  ------------     ------------

Net Loss                                          $ (2,139,788)    $ (2,239,646)
                                                  ============     ============

Basic Loss Per Share                              $      (0.09)    $      (0.10)
                                                  ============     ============
Weighted Average Number
     of Shares Outstanding                          23,498,729       22,146,765
                                                  ============     ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                             Common Stock       Additional      Stock
                                      -----------------------     Paid In    Subscription  Accumulated
                                         Shares      Amount       Capital     Receivable      Deficit        Total
                                      -----------   ---------   -----------    ---------    -----------   -----------
Balance, March 31, 1998                17,391,560   $ 173,916   $ 4,220,904    $(400,000)   $(2,653,357)  $ 1,341,463

Issuance of common stock
  for SP34E marketing rights            6,000,000      60,000     2,340,000           --             --     2,400,000

Issuance of common stock for
  marketing services                       50,000         500       149,500           --             --       150,000

Receipt of stock subscription
  receivable funds                                                               400,000             --       400,000

Issuance of common stock for
  marketing services                       15,000         150        26,121           --             --        26,271

Loss, Year Ended March 31, 1999                --          --            --           --     (2,239,646)   (2,239,646)
                                      -----------   ---------   -----------    ---------    -----------   -----------
Balance, March 31, 1999                23,456,560     234,566     6,736,525           --     (4,893,003)    2,078,088

Issuance of common stock for lease
  terminations                             35,000         350        39,640           --             --        39,990

Issuance of common stock for license
  terminations                             50,000         500        55,740           --             --        56,240

Issuance of common stock for investor
  relation services                       120,000       1,200       118,800           --             --       120,000

Cancellation of stock certificate         (11,824)       (118)         (236)          --             --          (354)

Conversion of debt to equity              166,330       1,663       126,261           --             --       127,924

Conversion of convertible notes to
  common stock                          3,500,000      35,000     1,665,000           --             --     1,700,000

Loss, Year Ended March 31, 2000                --          --            --           --     (2,139,788)   (2,139,788)
                                      -----------   ---------   -----------    ---------    -----------   -----------
Balance, March 31, 2000                27,316,066   $ 273,161   $ 8,741,730    $      --    $(7,032,791)  $ 1,982,100
                                      ===========   =========   ===========    =========    ===========   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                       2000             1999
                                                    -----------     -----------
Cash Flows From Operating Activities:
  Net loss                                          $(2,139,788)    $(2,239,646)

  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation and amortization                         207,175         166,154
  Non-cash transactions                                 343,800         176,271
  Changes in operating assets and liabilities
    Accounts receivable                                 (29,581)        (50,145)
    Inventory                                            70,554           9,728
    Prepaid expenses                                         --           2,917
    License fee receivable                            2,400,000        (240,000)
    Security deposits                                    13,922             500
    Accounts payable - trade                            (14,316)        341,977
                     - related parties                  107,118              --
    Accrued expenses                                     26,137         283,792
    Deferred revenue                                 (2,400,000)        240,000
                                                    -----------     -----------
       Net Cash Used by Operating Activities         (1,414,979)     (1,308,452)
                                                    -----------     -----------
Cash Flows from Investing Activities:
  Capital expenditures                                  (85,675)       (333,474)
                                                    -----------     -----------
       Net Cash Used by Investing Activities            (85,675)       (333,474)
                                                    -----------     -----------
Cash Flows From Financing Activities:

  Proceeds from issuance of common stock                     --       1,000,000
  Payment on capital lease                               (4,060)         (5,682)
  Proceeds from convertible notes payable               820,000              --
  Proceeds from short-term notes payable                 67,500              --
  Loans from related parties                            969,473         465,994
  Payments on short-term notes payable                  (67,500)             --
  Payments to related parties                          (252,688)             --
                                                    -----------     -----------
       Net Cash Provided by Financing Activities      1,532,725       1,460,312
                                                    -----------     -----------

Net Change in Cash and Cash Equivalents                  32,071        (181,614)
Cash and Cash Equivalents, Beginning of Year              2,228         183,842
                                                    -----------     -----------
Cash and Cash Equivalents, End of Year              $    34,299     $     2,228
                                                    ===========     ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                             STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                        2000           1999
                                                      --------      ----------
SUPPLEMENTAL INFORMATION:
Cash Paid for:
  Interest                                            $    140      $    1,521
  Income Taxes                                              --              --

Noncash Investing and Financing:
  Issuance of 6,000,000 shares of
    common stock for marketing rights                               $2,400,000

  Issuance of 50,000 shares of
    common stock for services                                       $  150,000

  Issuance of 15,000  shares of common
    stock for marketing fees                                        $   26,271

  Issuance of 35,000 shares of common
    stock for lease terminations                      $ 39,990

  Issuance of 50,000 shares of common
    stock for license terminations                    $ 56,240

  Issuance of 120,000 shares of common
    stock for investor relations services             $120,000


  Cancellation of 11,824 share common
    stock certificate                                 $    354

  Issuance of 166,330 shares of common stock
    for conversion of debt                            $127,924

     The Accompanying Notes are an Integral Part of the Financial Statements

                          NOTES TO FINANCIAL STATEMENTS

                                     NOTE 1
              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
                         OPERATIONS AND USE OF ESTIMATES

NATURE OF OPERATIONS:

Solpower Corporation (the Company), formerly known as Virtual Technologies, Inc. and Dynafuel Corporation, was incorporated under the laws of the State of Utah on June 7, 1982.

The Company was originally incorporated with an authorized capital of 30,000,000 shares of common stock with a par value of one cent ($0.01) per share. On December 12, 1995, the Company amended its articles of incorporation, changing its name to Virtual Technologies, Inc. and authorizing preferred stock of 5,000,000 shares at $.25 par value. On July 22, 1996, the Company changed its legal domicile to the State of Nevada. On November 22, 1997, the Company restated the articles of incorporation, changing its name to Solpower Corporation and changing its preferred stock par value to one-tenth of one cent ($.001) per share.

The Company was in the development stage through March 31, 1997. The principal business purpose of the Company is the sales and distribution of SOLTRON and other environmentally friendly products throughout the world.

The Company has the exclusive sales, distribution, marketing and manufacturing rights for the United States, Mexico and Canada to the Solpower product, SOLTRON, a fuel enhancing product and SP34E, a replacement refrigerant.

PERVASIVENESS OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION:

Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from consignment sales are recognized when payments are received. Revenues from corporate license programs are recognized based on the terms of the license agreement with a license fee receivable and deferred revenue recorded at the inception of the agreement.

CASH AND CASH EQUIVALENTS:

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with a financial institution.

ACCOUNTS RECEIVABLE:

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At March 31, 2000 and 1999 no allowance has been provided for uncollectible accounts receivable as, in the opinion of management, all accounts receivable are considered fully collectible.

INVENTORY:

Inventory at March 31, 2000 and 1999 consists, primarily, of the SOLTRON fuel additive concentrate and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charges to expense as incurred. Betterments or renewals are capitalized when incurred.

Estimated useful lives of the assets are as follows:

         Computer and Office Equipment               5 years
         Furniture                                   7 years
         Vehicles                                    5 years
         Plant Equipment                             7 years
         Leasehold Improvements                      5 years or lease term

The Company was the lessee of a vehicle under a capital lease agreement expiring in September, 1999. The asset and liability under the capital lease agreement were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at March 31, 1999. The asset is depreciated over the life of the lease. Depreciation of the asset under the capital lease agreement is included in depreciation expense, as noted above.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INCOME TAXES:

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BASIC LOSS PER COMMON SHARE:

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2000 diluted net loss per common share is not included, as the effect of including these shares is antidilutive.

ADVERTISING:

Advertising costs are expensed as incurred. Advertising expense for the years ended March 31, 2000 and 1999 were $27,862 and $14,689, respectively.

STOCK-BASED COMPENSATION:

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Accounts receivable, accounts and loans payable and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

RECLASSIFICATIONS:

Certain prior year amounts in the accompanying 1999 financial statements have been reclassified to conform to the 2000 presentation.

                                     NOTE 2
                             LICENSE FEE RECEIVABLE

On May 14, 1999, the Company terminated its Master License Agreement with Masters Marketing Group, holder of the Great Lakes (Ohio, Indiana, Illinois, Michigan, and Wisconsin) license. The Company regained the right to operate the Great Lakes territory as a corporate sales territory in exchange for cancellation of the Promissory Note in the amount of $1,080,000, issuance of 15,000 shares of common stock and repayment of the license fee down payment of $120,000. The down payment is to be repaid at $5,000 per month without interest. This transaction is reflected in the financial statements as of March 31, 1999 and the refundable down payment is included in accrued expenses. As of March 31, 2000 the balance due in relation to the repayment of the down payment is $115,000. The Company is currently in default of the agreement.

On September 7, 1999, the Company terminated its Master License Agreement with Solpower Southeast Corporation. The Company regained the right to operate the Southeast territory (Alabama, Arkansas, Florida, Georgia and Mississippi) as a corporate sales territory in exchange for cancellation of a promissory note in the amount of $1,080,000, repayment of the license fee down payment of $120,000 and the issuance of 20,000 shares of common stock. The down payment was to be refunded by October 30, 1999 of which only $30,000 has been paid as of March 31, 2000. The Company is currently in default of this agreement and payment of the balance is currently being renegotiated. This transaction is reflected in the financial statements as of March 31, 1999 and the refundable down payment is included in accrued expenses.

On November 7, 1999, the Company terminated its Master License Agreement with Houston Mercantile Exchange, Inc., holder of the South (Texas, Oklahoma and New Mexico) and Mexico licenses. The Company regained the right to operate these territories as corporate sales territories in exchange for the issuance of 30,000 shares of common stock and cancellation of promissory notes totaling $2,160,000.

                                     NOTE 3
                             PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2000 and 1999:

                                                      2000               1999
                                                    ---------         ---------
Furniture and Fixtures                              $  52,359         $  52,359
Computer and Office Equipment                          66,584            66,584

Vehicles                                                   --            15,172
Plant Equipment                                       109,181           106,435
Leasehold Improvements                                337,872           254,943
                                                    ---------         ---------
                                                      565,996           495,493
Less: Accumulated Depreciation                       (188,234)          (96,231)
                                                    ---------         ---------

                                                    $ 377,762         $ 399,262
                                                    =========         =========

Depreciation expense charged to operations for the years ended March 31, 2000 and 1999, was $107,175 and $66,154, respectively.

                                     NOTE 4
                                MARKETING RIGHTS

On November 4, 1996, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SOLTRON, a fuel enhancing product, encompassing the North American Market (United States, Mexico and Canada), in exchange for 5,000,000 shares of common stock valued at $500,000. The contract is for a period of five years. The Company is amortizing the marketing rights over the period of contract. Management will reassess annually the estimated useful life and impairment, if any, will be recognized when expected future operating cash flows from the marketing rights are less than their carrying value. Amortization charged to operations for each of the years ended March 31, 2000 and 1999 was $100,000.

On June 17, 1998, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SP34E (a refrigerant) encompassing the North American Market (United States, Mexico and Canada), in exchange for the issuance of 6,000,000 shares of common stock valued at $2,400,000. The contract is for a period of five years, and pursuant to an addendum to the agreement, the term of the agreement shall commence on the Company achieving ratable sales of SP34E and in no event later than July 1, 2000. The Company intends to amortize these marketing rights over the period of contract. As of the balance sheet date, March 31, 2000, no sales have been recorded, therefore no amortization was recorded in relation to this transaction. Management will reassess annually the estimated useful life and impairment, if any will be recognized when expected future operating cash flows from the marketing rights are less than the carrying value.

                                     NOTE 5
                                  COMMITMENTS

CONSULTING AGREEMENT:

In June 1999 the Company entered into an agreement with Covered Bridges Resources to provide financial consulting services. Compensation to Covered Bridges Resources is to be paid as a percentage of funding procured. Payment may be in the form of warrants for common stock to be calculated by taking three percent (3%) of the funding value and dividing by the closing bid price of the stock on June 29, 1999, with the warrants exercisable at $.01 each at any time within three years hereof. As of March 31, 2000 no funding has been provided under this agreement.

OPERATING LEASES:

The Company leases office space for its executive offices in Scottsdale, Arizona. The lease expires in June 2000 and has a minimum monthly rental obligation of approximately $2,000. On November 8, 1999, the Company negotiated an early termination of the executive office lease to January 31, 2000 from June 30, 2000 in exchange for the issuance of 15,000 shares of common stock, and is presently renting the offices on a month-to-month basis through August 31, 2000.

The Company leases warehouse space for its production facility located in Phoenix, Arizona. The term of the lease is five years, expiring September 2002. Base rent is approximately $3,900 per month, plus CAM charges and property rental tax. The Company had an option to purchase the real property and improvements. The option to purchase the property was not completed during the specified time periods and costs of $35,000 incurred for the purchase efforts were expensed during the year ended March 31, 1999.

The Company leases office equipment under a 39-month lease expiring March 2002. Rental payments are $566 per month plus rental taxes. The lease expires March 2002.

During the year ended March 31, 2000, the Company leased two vehicles under thirty-six month lease agreements. The monthly rental obligation under these agreements is $965.

On September 1, 1999, the Company terminated its commercial lease with D.I. South, Inc. for commercial premises located in Elkhart, Indiana in exchange for 20,000 shares of common stock.

Minimum future rental payments for all non-cancelable operating leases having original or remaining lease terms in excess of one year as of March 31, 2000 are as follows:

        For the Year Ended
            March 31,
            ---------

               2001                           $ 91,068
               2002                             78,429
               2003                             31,920
                                              --------

                                              $201,417
                                              ========

Lease expense charged to operations for the years ended March 31, 2000 and 1999, was $194,814 and $112,790, respectively.

JOINT VENTURE INTEREST:

On March 29, 1999, the Company entered into a joint venture with Protocol Resource Management, Inc. in Aurora, Ontario, Canada to manufacture, distribute, market and sell SP34E, the Company's refrigerant product and other such products as are agreed to, in North America. There has been no significant activity with the joint venture during the fiscal year ended March 31, 2000.

OTHER COMMITMENTS:

Effective March 1, 2000, the Company entered into an employment agreement with Mark S. Robinson for an initial term of three (3) years. The agreement provides for a base salary of $130,000 per annum; accommodation, automobile, medical, social security allowances and such other terms and conditions as may be agreed upon from time to time; 500,000 stock options pursuant to the terms and conditions of the Solpower Corporation Stock Option and Incentive Plan and such vesting requirements as established by the compensation committee; a stock grant of 50,000 common shares effective March 1, 2000; and monthly stock grants of 10,000 shares effective the first day of each month for the term of the agreement, such shares to be issued quarterly provided agreed upon performance requirements are fulfilled.

Effective April 1, 2000, the Company entered into an employment agreement with James H. Hirst for an initial term of three (3) years. The agreement provides for a base salary of $126,000 per annum; automobile, medical, social security allowances and such other terms and conditions as may be agreed upon from time to time; 500,000 stock options pursuant to the terms and conditions of the Solpower Corporation Stock Option and Incentive Plan and such vesting requirements as established by the compensation committee; a stock grant of 50,000 common shares effective April 1, 2000; and monthly stock grants of 10,000 shares effective the first day of each month for the term of the agreement, such shares to be issued quarterly provided agreed upon performance requirements are fulfilled.

                                     NOTE 6
                         OBLIGATION UNDER CAPITAL LEASE

The Company leased a motor vehicle under a capital lease agreement expiring September 1999, at a monthly rate of approximately $500. The vehicle is included in property and equipment at March 31, 1999, and is being depreciated over the life of the lease. The Company did not exercise its option to purchase the vehicle at the end of the lease term. The lease was extended to May 16, 2000, and the vehicle was returned to the dealer at that time.

                                     NOTE 7
                                 NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE:

During the year ended March 31, 2000 the Company issued $1,500,000 in 6% Convertible Notes Payable of which $975,000 were issued to entities related to Dominion Capital Pty Ltd., the Company's majority stockholder. The notes were to mature on September 30, 2000, and were convertible into common shares of the Company at the issue price of $1.00 per share for each $1.00 of principal owed. On December 31, 1999, the Note Agreement was amended to $0.50 per share for each $1.00 of principal owed. The notes would automatically convert in the event the Company's shares traded at $1.75 or higher for ten consecutive days. At the election of the Note Holders, the Convertible Notes Payable were converted to 3,000,000 common shares of the Company during April, 2000. The transaction has been reflected in the financial statements as of March 31, 2000. (See Notes 9 and 10)

In addition, during the year ended March 31, 2000 the Company issued a $200,000 6% Convertible Note Payable to Dominion Capital Pty Ltd., the Company's majority stockholder. The note was to mature on December 31, 2000, and was convertible into common shares of the Company at the issue price of $0.40 per share for each $0.40 of principal owed. The note would automatically convert in the event the Company's shares traded at $1.75 or higher for ten consecutive days. At the election of the Note Holder, the Convertible Note Payable was converted to 500,000 common shares of the Company during April 2000. This transaction has been reflected in the financial statements as of March 31, 2000. (See Notes 9 and 10)

                                     NOTE 8
                                  INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2000 and 1999, deferred tax assets consist of the following:

                                                      2000              1999
                                                  -----------         ---------
Net operating loss carryforwards                  $ 1,055,000         $ 734,000
Less: valuation allowance                          (1,055,000)         (734,000)
                                                  -----------         ---------

                                                  $        --         $      --
                                                  ===========         =========

At March 31, 2000 and 1999, the Company had federal and state net operating loss carryforwards in the approximate amount of $7,000,000 and $4,900,000, respectively, available to offset future taxable income expiring through 2020 and 2011, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carryforwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100 percent valuation allowance has been recorded against the net deferred tax assets.

                                     NOTE 9
                           RELATED PARTY TRANSACTIONS

LOANS PAYABLE TO RELATED PARTIES:

On November 4, 1996, the Company entered into an agreement with the majority stockholder of the Company, Dominion Capital Pty Ltd., (Dominion) for a period of five years. Dominion agreed to provide up to $1,000,000 on an "as needed" basis for operational costs and for the development and construction of manufacturing facilities. Dominion was to be repaid for the advances with convertible preferred shares of the Company. On November 24, 1997, an addendum was signed by the Company deleting this from the agreement. The addendum grants stock options and pay performance bonuses based solely on gross sales figures of the Solpower product SOLTRON in the North American market. Additionally, the Company has the option to extend the term of this agreement for an additional period of five years, unless canceled by notice in writing, by either party, with a thirty day notice of cancellation. As of March 31, 2000 and 1999, the Company had a balance due to Dominion of $110,718 and $407,219, respectively. (See Note 10)

In July 1998, the Company entered into an investor relations agreement with Dominion Capital Securities, Inc., a related entity, for a six month period to provide investor relations activities in exchange for $125,000 in cash, 50,000 shares of common stock, and 100,000 stock options at an exercise price of $3.00 per share. The Company renewed the agreement in consideration of monthly payments of $30,000 per month for the period July 1, 1999 through December 31, 1999. The agreement provided for payment in cash of $90,000 and common stock in the amount of $90,000 for services. In addition, the agreement provides for payments for services of $15,000 per month for January 1, 2000 through June 30, 2000, payable in cash of $60,000 and common stock of $30,000. (See Note 10)

As of March 31, 2000 and 1999, the Company had a balance payable under the agreement of $130,390 and $98,500 respectively which included additional expenses incurred by Dominion Capital Securities, Inc during the year ended March 31, 2000. For the years ended March 31, 2000 and 1999, the company recorded investor relations expenses in relation to this agreement in the amounts of $225,000 and $275,000, respectively.

During the year ended March 31, 2000, Intavest Pty Ltd. (Intavest), a related party entered into an investment banking services agreement with National Capital Merchant Group, Inc. for the benefit of the Company. During May 2000 Intavest transferred 45,000 shares of the Company's common stock held by Intavest as payment under the agreement. The agreement was cancelled in December 1999 and as of March 31, 2000 the company agreed to repay Intavest and has a payable to Intavest in the amount of $90,000.

As of March 31, 2000 the company has a balance due to Peter Voss, a stockholder and director, in the amount of $11,396.

ACCOUNTS PAYABLE - RELATED PARTIES:

Accounts payable - related parties consists of the following:


        Solpower Australia                                    $ 48,510
        James Hirst                                             58,608
                                                              --------

                                                              $107,118
                                                              ========

                                     NOTE 10
                                     EQUITY

STOCK ISSUED FOR SERVICES AND DEBT:

On June 17, 1998, the Company agreed to issue 6,000,000 shares of common stock in exchange for marketing rights for 5 years to SP34E, at $.40 per share or $2,400,000. (See Note 4)

On July 1, 1998, the Company agreed to issue 50,000 shares of common stock to Dominion Capital Securities, Inc., a related entity, in exchange for marketing services for six months, at $3.00 per share or $150,000.

On May 14, 1999, the Company agreed to issue 15,000 shares of common stock in exchange for marketing services, at $1.75 per share, or $26,271.

On September 1, 1999, the Company agreed to issue 20,000 shares of common stock in exchange for cancellation of a commercial lease and other settlement consideration, at $1.50 per share, or $30,000.

On September 7, 1999, the Company agreed to issue 20,000 shares of common stock in exchange for cancellation of a license agreement and other settlement consideration, at $1.687 per share, or $33,740.

On November 7, 1999, the Company agreed to issue 30,000 shares of common stock in exchange for cancellation of a license agreement and other settlement consideration, at $.75 per share, or $22,500.

On November 8, 1999, the Company agreed to issue 15,000 shares of common stock in exchange for early termination of a commercial lease agreement and other settlement consideration, at $.67 per share, or $9,990.

On March 13, 2000, the Company agreed to issue 120,000 shares of common stock to Dominion Capital Securities, Inc., a related entity, in exchange for investor relations services for eight months, at $1.00 per share or $120,000.

Subsequent to March 31, 2000, the Company agreed to issue 166,330 shares of common stock in settlement of various outstanding accounts payable in the aggregate amount of $127,924. This transaction was reflected in the financial statements as of March 31, 2000.

On April 19, 2000, the Company issued 3,500,000 shares of common stock in relation to the conversion of the $1,700,000 Convertible Notes Payable This transaction was reflected in the financial statements at March 31, 2000.

STOCK WARRANTS:

The Company issued warrants in connection with a private placement offering in 1998. As of March 31, 1999, there were 4,000,000 warrants outstanding including 2,000,000 warrants at an exercise price of $1.50 and 2,000,000 warrants at an exercise price of $3.00 per share. These warrants expired January 7, 2000.

STOCK OPTIONS:

On November 24, 1997, an addendum to the agreement with Dominion Capital Pty Ltd., a related entity, to provide financing (Note 9) was signed by the Company which grants the following options to Dominion based solely on the gross sales figures, for a five year period, of the Solpower product SOLTRON in the North American Market as follows:

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

INCENTIVE STOCK OPTION PLAN:

The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan (the "Plan"). Pursuant to the Plan, options to purchase shares of the Company's common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 2000, there were 2,500,000 shares reserved for options to be granted under the Plan.

On January 30, 1998, the Company granted options to purchase shares of the Company's common stock to certain individuals at a purchase price equal to or greater than the fair market value of such stock as determined under the Plan as of this date. Mr. James H. Hirst was granted 300,000, Mr. Trond Matteson was granted 150,000 and Mr. Joshua Ward was granted 150,000 shares. The terms of such options shall commence as of January 30, 1998, and expire on January 30, 2003 or the termination of employment of Mr. Hirst or the services of Mr. Matteson or Mr. Ward.

On May 18, 1998, Mr. Joshua Ward was terminated as a service provider to the Company and the 150,000 options were cancelled.

On May 28, 1998, the Company granted options under the Plan to certain directors at a purchase price for each share that, with the exception of the non-qualifying options, is equal to or greater than the fair market value of such stock as determined under the Plan as of this date. Mr. Fraser Moffat III was granted 350,000, 100,000 of which are non-qualifying, Mr. Naoya Yoshikawa was granted 100,000, Mr. Jerry Goddard was granted 100,000 and Mr. James H. Hirst was granted 100,000. The options may be exercised in whole or in part at any time after the vesting requirements with respect to any option shares has been achieved. The terms of such options shall commence as of May 28, 1998, and expire on May 28, 2003, or the termination as directors of the Company.

On January 4, 1999, R. L. (Beau) Van Deren, the corporate Secretary/Treasurer and a member of the Board of Directors was granted 400,000 options under the Plan. The terms of such options commenced on January 9, 1999 and expire on January 9, 2004 or the termination of employment of Mr. Van Deren. The terms are similar to those options granted to other members of the board of directors in 1998.

On February 15, 2000, R. L. (Beau) Van Deren resigned as corporate Secretary/Treasurer and a member of the Board of Directors, however he continues to provide consulting services to the Company. Consequently 250,000 of the options granted to Mr. Van Deren were cancelled and 150,000 options were retained.

On March 1, 2000, the Company entered into an employment agreement with Mr. Mark Robinson. The agreement provides for the issuance of 500,000 options at an exercise price of $1.00 per share which expire April, 2005. The options vest based on minimum market price and reported gross revenue levels.

As of the date of the employment agreement, the Plan had 2,500,000 shares reserved for option under the Plan and 2,100,000 options issued. Therefore, the stock options referred to in the aforementioned employment agreement are subject to the amendment and approval authorizing the Solpower Corporation Stock Option and Incentive Plan to increase the shares reserved for option under the Plan.

The aforementioned options vest independently with respect to each grantee based upon two factors: (a) the minimum market price and (b) the minimum reported gross revenues being achieved as illustrated in the table following:

Hirst                   33 1/3%   $ 1.00   $ 2.00   $ 6 million    January, 2003
                        33 1/3%   $ 1.75   $ 3.00   $ 9 million    January, 2003
                        33 1/3%   $ 2.50   $ 4.00   $ 12 million   January, 2003
Matteson and            33 1/3%   $ 1.00   $ 2.00   $ 6 million    January, 2003
Ward                    33 1/3%   $ 2.00   $ 3.00   $ 9 million    January, 2003
                        33 1/3%   $ 2.00   $ 3.00   $ 12 million   January, 2003
Moffat - Incentive       40%      $ 3.00   $ 3.00   $ 6 million    May, 2003
 options                 40%      $ 5.00   $ 5.00   $ 9 million    May, 2003
                         20%      $ 7.00   $ 7.00   $ 12 million   May, 2003
Non-qualifying options   100%     $ 2.00   $ 2.00   $ 4 million    May, 2003
Yoshikawa, Hirst         50%      $ 3.00   $ 3.00   $ 6 million    May, 2003
 and Goddard             50%      $ 7.00   $ 7.00   $ 12 million   May, 2003
Van Deren                100%     $ 1.30   $ 2.00   $ 6 million    May, 2003
Robinson                 20%      $ 1.00   $ 1.00   $ 1 million    April, 2005
                         20%      $ 1.00   $ 2.00   $ 2 million    April, 2005
                         20%      $ 1.00   $ 3.00   $ 3 million    April, 2005
                         20%      $ 1.00   $ 4.00   $ 4 million    April, 2005
                         20%      $ 1.00   $ 5.00   $ 5 million    April, 2005

The Minimum Reported Gross Revenues shall have been achieved during a reporting period which is the lesser of (i) the four quarterly reporting periods preceding any date on which the Minimum Market Price exists, and (ii) that number of quarterly reporting periods occurring subsequent to the date on which both Vesting Requirements last were achieved and any date on which the next Minimum Market Price requirement is achieved. As of March 31, 2000 none of the above options have vested.

A summary of the activity of the Plan is as follows:

                                                                 Weighted
                                               Number of          Average
                                                Options        Exercise Price
                                                -------        --------------
Outstanding at March 31, 1998                   1,350,000          $3.17

Granted                                         1,150,000           3.63

Forfeited                                        (150,000)         (2.00)
                                               ----------

Outstanding at March 31, 1999                   2,350,000           3.47

Granted                                           650,000           1.07

Forfeited                                        (400,000)         (2.56)
                                               ----------

Outstanding at March 31, 2000                   2,600,000          $3.01
                                               ==========          =====

Additional information about outstanding options to purchase the Company's common stock as of March 31, 2000 is as follows:

                 OUTSTANDING                                 EXERCISABLE
              WEIGHTED AVERAGE                            WEIGHTED AVERAGE
---------------------------------------------        --------------------------
   Exercise                      Remaining
  Price Per        Number       Contractual             Exercise        Number
    Share        of Shares    Life (In Years)            Price        of Shares
    -----        ---------    ---------------            -----        ---------
$1.00 - $2.50     750,000          3.74              $1.00 - $2.50     100,000
$3.00 - $4.50     800,000          2.42              $3.00 - $4.50     500,000
$5.00 - $7.00     550,000          2.59              $5.00 - $7.00     250,000

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the year ended March 31, 2000 and 1999. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended March 31, 2000 and 1999 would have been reduced to the pro forma amounts presented below:

                                               2000                  1999
                                            ------------         ------------
Net Loss:
As reported                                 $ (2,139,788)        $ (2,239,646)
Pro forma                                   $ (2,139,788)        $ (2,321,646)

Loss per common share:
As reported                                 $      (0.09)        $      (0.10)
Pro forma                                   $      (0.09)        $      (0.10)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of four (4) years, risk-free interest rates of eight percent (8%), and a zero percent (0%) dividend yield.

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period.

COMMON STOCK GRANTS:

On October 26, 1998, a grant of 25,000 shares under the Plan was made to a former employee. The former employee was employed by the Company on each of the Vesting Dates and is therefore vested in all shares granted. As of March 31, 2000 no shares have been issued as the result of this grant and a liability has been recorded for the value of the shares at the vesting dates.

On March 1, 2000, subject to an employment agreement, a grant of 50,000 restricted common shares was made to Mark Robinson, President. In addition, the employment agreement provides for a grant of 10,000 shares of restricted common stock at the first of each month, commencing April 1, 2000, during the term of Mr. Robinson's employment. Such shares are to be issued quarterly provided agreed performance requirements are fulfilled. On June 28, 2000, 80,000 shares of restricted common stock were issued to Mr. Robinson under this agreement. As of the balance sheet date, March 31, 2000, the company has recorded a liability for the value of the shares at the date of grant.

                                     NOTE 11
                                 CONCENTRATIONS

Major suppliers for Solpower Corporation include the Japanese company that produces the SOLTRON enzyme concentrate. Supply of the SOLTRON concentrate could be interrupted due to work stoppages, strikes, and governmental or international regulations. The solvent used as the suspension agent for SOLTRON, is currently supplied by a major North American chemical company. If a supply interruption should occur, other readily available solvents, can be substituted. The specially designed, single measure bottles for retail sales of Soltron are currently being produced in Australia. These unique bottles are being shipped to the United States until a more locally available supply is established. Other United States manufacturers have the capability to produce the molds and bottles. All other materials for production of SOLTRON are available from a variety of local providers.

During the year ended March 31, 2000 the Company had one customer representing approximately 62% of sales. As of March 31, 2000 the accounts receivable for this customer was $ 73,034.

                                     NOTE 12
                                SUBSEQUENT EVENT

Effective April 1, 2000, the Company entered into an employment agreement with James H. Hirst for an initial term of three (3) years. The agreement provides for a base salary of $126,000 per annum; automobile, medical, social security allowances and such other terms and conditions as may be agreed upon from time to time; 500,000 stock options pursuant to the terms and conditions of the Solpower Corporation Stock Option and Incentive Plan and such vesting requirements as established by the compensation committee; a stock grant of 50,000 restricted common shares effective April 1, 2000; and monthly stock grants of 10,000 restrictive common shares effective the first day of each month for the term of the agreement, such shares to be issued quarterly provided agreed performance requirements are fulfilled. On June 28, 2000, 70,000 shares of common stock were issued to Mr. Hirst under this grant.

The stock options referred to in the aforementioned employment agreement are subject the amendment and approval authorizing the Solpower Corporation Stock Option and Incentive Plan to increase the shares reserved for option under the Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a)  DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Solpower, their ages and positions are as follows:

     NAME                         AGE           POSITIONS HELD(1)
     ----                         ---           --------------
     Fraser M. Moffat III         70            Director & Chairman
     Peter D. Voss                52            Director & Vice Chairman
     Mark S. Robinson             46            Director, President & CEO
     James H. Hirst               53            Director, Secretary & Treasurer
     Jerry W. Goddard             60            Director
     Naoya Yoshikawa              54            Director

----------
(1) All current directors serve until the next annual shareholders meeting or their earlier resignation or removal.

     FRASER M. MOFFAT III joined Solpower as a Director and Chairman of the Board in May 1998. Since 1995, Mr. Moffat has primarily managed his personal investments. From January 1985 through February 1995, Mr. Moffat was First Vice President of Institutional Sales at Lehman Brothers, Inc. in Hamburg, Germany. From October 1971 to December 1984, Mr. Moffat was a Vice President at Merrill Lynch, Inc. Previously, Mr. Moffat served in the United States Navy from 1953 to 1956 where he attained the rank of Lieutenant Commander. Mr. Moffat graduated from Williams College in 1951 with a BA degree.

     PETER D. VOSS joined Solpower as a Director and Vice Chairman in September 1999. From 1988 to the present, Mr. Voss has been Chairman and Managing Director of Dominion Capital Pty Ltd., part of the Voss Group of Companies, that have diversified, international financial interests and have owned and operated companies involved in food, beverage, forestry, viticulture, livestock, international trading and real estate. From 1981 to 1987, Mr. Voss held a senior management role as general manager of Coca-Cola Amital. Mr. Voss has been a consultant to industry and government bodies in Australia, Canada, China, Indonesia, Japan, Korea and the United States.

     MARK ROBINSON has served as President, Chief Executive Officer and as a Director of Solpower since March 2000. As Chief Executive Officer and President, Mr. Robinson is responsible for all operations, product development, sales and marketing. From May 1999 to present, Mr. Robinson has been a Director of Dominion Wines Ltd., an entity affiliated with Dominion Capital Pty Ltd. From November 1994 to July 1996, he served as Managing Director of National Australia Finance (Asia) Limited, based in Hong Kong. From 1985 to 1987, Mr. Robinson held executive positions with the National Australia Bank in Australia, New Zealand, Hong Kong, China, Macao, Japan and Singapore. Mr. Robinson was a member of the Australian Institute of Affiliated Accountants and has attended the Australia Graduate School of Management, Sydney, Australia and the International Banking School of Finance, Tokyo, Japan.

     JAMES H. HIRST has served as Secretary/Treasurer since March 2000, as Chief Executive Officer of Solpower from September 1997 to March 2000, as President from May 1998 to March 2000 and as a Director from May 1998 to present. Mr. Hirst has served as President of Mesquite Management Ltd. from March 1986 to present where he has provided consulting services to early stage companies in connection with their operations, financial information systems and legal compliance. In performing his consulting services, Mr. Hirst served as a director of Rock Resources Inc. from November 1996 to October, 1998, as director and President of Consolidated Bahn Foods Ltd. from April 1998 to present, as a vice president from January 1991 to 1996 and President to October 1996 of Parisco Foods Limited, as the Chief Executive Officer from January 1991 to 1997 and director from November 1997 to October 1998 of Global Tree Technologies, Inc., as a director of Consolidated Shoshoni Gold Inc. from August 1996 to August 1997, as the president and director of Consolidated Newgate Resources Ltd. from October 1990 to May 1992 and as the president and director of Yuma Gold Mines Ltd. from October 1990 to August 1994. From 1966 to 1980, Mr. Hirst was a member of the Royal Canadian Mounted Police - Commercial Crime Section. Mr. Hirst attended the Canadian Police College, Ottawa, Ontario, Canada in 1980 and completed the Computer Crime Investigation Course and Senior Investigators Course. He achieved the rank of Sergeant after only 13 years of service and in 1981 resigned to establish his private consulting business. In 1979, Mr. Hirst graduated with a Bachelor of Commerce (Accounting and Management Information Systems) from the University of British Columbia.

     JERRY W. GODDARD has served as Director of Solpower since November 1996. Mr. Goddard has been the Managing Director of Prime Mortgage Group Limited (Australia) from 1991 to present and is directly responsible for the implementation of strategies including fund raising and marketing of the group's products to the financial community. Mr. Goddard has served as director of Golden Triangle Resources Ltd., an Australian mining company from 1994 through present.

     NAOYA YOSHIKAWA has served as Director of Solpower since November 1996. Mr. Yoshikawa served as President of Crest Japan Inc. from 1987 to present. Mr. Yoshikawa has served as a director of several companies in the past decade, including the Japan - America Friendship Association from 1989 to present, Japan Environmental Protection Organization from 1991 to present. Mr. Yoshikawa also served as Chief Executive Officer of Dominion Capital Japan Ltd. from 1996 to present. In his capacity as General Manager and Chief Executive Officer of Dominion Capital Japan Ltd., Mr. Yoshikawa represents Solpower Australia Pty Ltd. and SOLTRON operations in Japan. Mr. Yoshikawa has a Masters Degree in Economics and Business Administration and is Honorary Professor of the University of Mindanao for Environment and Protection, as well as holding the position of President of the Association of Clean Air Devices.

     (b)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Solpower's common stock during the fiscal year ended March 31, 2000. This information is based on a review of Section 16(a) reports furnished to Solpower.

     R.L. "Beau" Van Deren, a former director of Solpower, failed to timely file a report on Form 4 in connection with the cancellation and issuance of certain options which occurred in February 2000. A Form 5 to report the delinquent Form 4 also was not timely filed. The required report was filed on August 16, 2000.

     Mark S. Robinson failed to timely file a report on Form 3 upon becoming the President and a director of Solpower. A Form 5 to report the delinquent Form 4 was also not timely filed. The required report was filed on August 16, 2000.

     Dominion Capital failed to timely file five reports related to four transactions. These reports related to the purchase of a note convertible into shares of Solpower common stock in September 1999, the sale of 183,000 shares of Solpower common stock in October 1999, the sale of 500,000 shares of Solpower common stock in December 1999 and the purchase of an additional convertible note in December 1999. Dominion Capital failed to timely file a Form 4 related to these transactions and a Form 5 to report the delinquent Form 4 filings. The required report was filed on August 16, 2000. Dominion Capital has also agreed to disgorge profits, if any, related to any of these transactions as required under Section 16 of the Exchange Act.

     Peter Voss failed to timely file six reports related to five transactions. As a control person of Dominion Capital, Mr. Voss was required to file reports related to the Dominion Capital transactions described above. Additionally, Mr. Voss failed to timely file a Form 4 related to the issuance of 120,000 shares to Dominion Capital, Inc. in March 2000 in payment of certain services. The required report was filed on August 16, 2000.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for the fiscal years ended March 31, 2000, 1999 and 1998 for the Chief Executive Officer. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                               ANNUAL COMPENSATION               COMPENSATION
                                     --------------------------------------      ------------
                                                                  OTHER             STOCK
                                     FISCAL                       ANNUAL           OPTIONS
NAME AND PRINCIPAL POSITION           YEAR        SALARY       COMPENSATION       (SHARES)
---------------------------           ----        ------       ------------       --------
James H. Hirst                        2000          --          $100,000(1)            --
Chief Executive Officer               1999          --          $100,000(1)       100,000(2)
                                      1998          --          $ 58,333(1)       300,000(2)

----------
(1) During the fiscal year ended March 31, 2000, Mr. Hirst acted as a consultant to the Company for the compensation stated.
(2) The options have not yet vested and have been allotted pursuant to an option plan with requisite vesting requirements to be achieved.

OPTION GRANTS

     The following table sets forth information regarding the grants of options to executive officers for the fiscal year ended March 31, 2000.

                        OPTION GRANTS IN FISCAL YEAR 2000

OPTION EXERCISES AND VALUES

         The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2000.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                               VALUE OF UNEXERCISED
                                                      NUMBER OF UNEXERCISED    IN-THE-MONEY OPTIONS
                                                    OPTIONS AT MARCH 31, 2000    AT MARCH 31, 2000
                SHARES ACQUIRED ON                        EXERCISABLE/             EXERCISABLE/
NAME                 EXERCISE        VALUE REALIZED      UNEXERCISABLE            UNEXERCISABLE
----                 --------        --------------      -------------            -------------
James H. Hirst         0                  0                0/400,000                  $0/$0

EMPLOYMENT AGREEMENTS

     Solpower has been authorized to enter into employment agreements with Mr. Robinson and Mr. Hirst. These agreements are intended to be for an initial term of three years. Base salary of $130,000 has been set for Mr. Robinson and of $126,000 for Mr. Hirst. In addition, Mr. Robinson and Mr. Hirst are each to receive options to purchase 500,000 shares at $1.00 per share, subject to vesting, and stock grants initially of 50,000 shares and 10,000 shares per month thereafter. The stock grants to Mr. Robinson commenced as of March 1, 2000 and to Mr. Hirst as of April 1, 2000. The shares were issued in June 2000. The option grants were effective April 7, 2000.

DIRECTOR COMPENSATION

     All authorized out-of-pocket expenses incurred by a director on behalf of Solpower are subject to reimbursement.

STOCK OPTION PLAN

     In November 1997, the Board of Directors adopted a Stock Option and Incentive Plan (the "PLAN"), which the shareholders approved on November 22, 1997. The purpose of the Plan is to provide a means to attract employees and service providers and to reward those persons upon whom the responsibilities for the successful administration and management of Solpower. Another purpose of the Plan is to provide such persons with additional incentive and reward opportunities designed to enhance profitable growth. So that the appropriate incentive can be provided, the Plan provides for granting options, incentive stock options, stock appreciation rights, restricted stock awards, performance shares and dividend equivalents, or any combination of the foregoing. In 1999, the Plan was amended by the Board of Directors to increase the number of shares that can be granted under the Plan. The Plan, as amended, provides for the granting of options to acquire up to 2,500,000 shares of Solpower common stock. As of March 31, 2000, all stock options had been granted under the Plan and an additional 100,000 options had been committed at exercise prices ranging from $1.00 to $7.00 per share. The Board intends to amend the Plan to increase the shares covered by the Plan and to submit the amendment for shareholder approval.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 1, 2000, the ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. The Company has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

 NAME AND ADDRESS                       AMOUNT AND NATURE
OF BENEFICIAL OWNER                       OF OWNERSHIP       PERCENT OF CLASS(1)
-------------------                       ------------       -------------------
Fraser M. Moffat III(2)                           0                    0%
18 Lake Avenue
Montrose, Pennsylvania

Mark S. Robinson(2)                          80,000                 0.29%
7309 East Stetson Drive
Scottsdale, Arizona

James H. Hirst(2)                            70,100                 0.26%
7309 East Stetson Drive
Scottsdale, Arizona

Jerry W. Goddard                            135,000(3)              0.49%
7309 East Stetson Drive
Scottsdale, Arizona

Naoya Yoshikawa                                 100                   (4)
2-16-42 Takanawa
Minato-Ku, Japan

PICO Holdings, Inc.(5)                    2,500,000                  9.1%
875 Prospect Street, Suite 301
La Jolla, California 92037

Dominion Capital Pty Ltd. (6)(7)          8,291,650                 30.2%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

Peter Voss                               11,131,550                 40.5%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

All Directors and Officers               11,416,750                 41.6%
as a Group (6 persons)

----------
(1) Based upon 27,466,066 shares of common stock being issued and outstanding on July 31, 2000.
(2) Messrs. Robinson and Hirst have each been granted options to purchase up to an additional 500,000 shares of common stock at prices ranging from $1.00 to $5.00 per share upon the market price of the common stock attaining certain levels. Mr. Moffat has been granted options to purchase up to 350,000 shares of common stock at prices ranging from $2.00 to $7.00 per share upon the market price of the common stock attaining certain levels. Messrs. Goddard and Yoshikawa have each been granted options to purchase up to 100,000 shares of common stock at prices ranging from $3.00 to $7.00 per share upon the market price of the common stock attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.
(3) Includes 100,000 shares held by an entity associated with Mr. Goddard over which he has an exercisable control.
(4)  Less than 0.1%.
(5) Pico holdings, Inc. is a diversified holding company listed on Nasdaq under trading symbol PICO.
(6) Mr. Voss holds 100 shares directly and controls Dominion Capital Pty Ltd which holds 8,291,650 shares, A1 Financial Planners Pty Ltd. which holds 1,140,200 shares and Intavest Pty Ltd. which holds 1,130,000 shares. The total reflected includes 300,000 shares held by Mr. Voss' wife and two adult children and in which Mr. Voss disclaims all beneficial interest. The total also reflects 120,000 shares held by Dominion Capital, Inc., an entity controlled by Mr. Voss.
(7) Dominion capital has been granted an option to acquire 750,000 shares of common stock at prices ranging from $2.50 to $5.00 per share upon SOLTRON(TM) sales revenues attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 4, 1996, we entered into an Acquisition Agreement with Dominion Capital for the acquisition of the exclusive North American manufacturing, distribution, marketing and sales rights SOLTRON(TM). The originAL term of the agreement was for five years and provided that we issue 5,000,000 shares of our common stock, issue preferred stock and grant certain options to Dominion Capital as consideration for these rights. On November 22, 1997 we renegotiated the terms of the Acquisition Agreement to extend its term for an additional five year period and eliminate the required option grants and preferred share issuances. The amended agreement provided that options and performance bonuses would be payable to Dominion Capital as follows: (i) upon gross revenues from sales of SOLTRON(TM) equaling $10,000,000, Dominion Capital has the option to purchase 100,000 shares at $2.50 pER share, plus a cash performance bonus of $400,000; (ii) upon gross revenues from sales of SOLTRON(TM) equaliNG $20,000,000, Dominion Capital has the option to purchase 150,000 shares at $3.50 per share, plus cash performance bonus of $400,000; (iii) upon gross revenues from sales of SOLTRON(TM) equaling $50,000,000, Dominion Capital hAS the option to purchase 250,000 shares at $4.50 per share, plus cash performance bonus of $500,000; and (iv) upon gross revenues from sales of SOLTRON(TM) equaling $100,000,000, Dominion Capital has the option to purchase 250,000 shares at $5.00 per share, plus a cash performance bonus of $1,000,000. Effective May 13, 1998 we entered into an addendum to the Acquisition Agreement in which we were granted a right of first refusal to acquire manufacturing, distribution, marketing and sales rights to SOLTRON(TM) in all other territories (other than JapaN) where SOLTRON(TM) and certain other products and services are currently being commercialized by Dominion CapitaL. The terms and conditions of any such acquisitions are to be negotiated on a product by product and a territory by territory basis.

     On November 4, 1996, we issued 3,520,000 shares of our common stock to Dominion Capital at a price of $0.125 per share. On April 1, 1997, we issued an additional 4,160,000 shares of our common stock to Dominion Capital in exchange for cancellation of advances payable to Dominion Capital in the amount of $520,000 ($0.125 per share).

     On June 17,  1998,  we entered  into a second  Acquisition  Agreement  with
Dominion Capital for the acquisition of the exclusive North American manufacturing, distribution, marketing and sales rights to SP34E(TM). We agreed to issue 6,000,000 shares of its Common Stock and pay a royalty of $2.25 for each kilogram of SP34E(TM) sold in North America. The term of this Acquisition Agreement is for five years, beginning when we achieve specified sales volumes of SP34E(TM). We have an option to extend the term of this agreement for an additional fiVE years. Effective January 1, 1999, we entered into an addendum to the Acquisition Agreement delaying the commencement of the Acquisition Agreement until we achieve certain sales volumes of SP34E(TM), but not later thAN July 1, 2000.

     On July 1, 1998, we entered into a Client Service Agreement with Dominion Capital, Inc. (formerly Dominion Capital Securities, Inc.), an Arizona corporation ("DCI"), for the provision of all of our required investor and corporate communications services. DCI is wholly-owned by Mr. Peter Voss, who is also one of our directors and the controlling shareholder of Dominion Capital, our principal shareholder. The term of the agreement is renewable every six months. For its services, DCI initially received $275,000 of which $125,000 was paid in cash with the balance paid with 50,000 shares of our common stock. We renewed our agreement with DCI in consideration of monthly payments of $30,000 per month for six months, payable $90,000 in cash and by issuance of 90,000 shares of common stock for services rendered through December 31, 1999. We have agreed to make payments of $15,000 per month, payable $60,000 in cash and by issuance of 30,000 shares of common stock for services for the period of January 2000 through June 2000.

     On September 30, 1999, we issued $1,500,000 in 6% Convertible Notes Payable to Dominion Capital and various other accredited investors as consideration for prior advances and payment of certain of our operating expenses. These notes were converted to 3,000,000 shares of our common stock on April 28, 2000.

     On December 31, 1999, we issued a $200,000 6% Convertible Note Payable to Dominion Capital as consideration for prior advances and payment of certain of our operating expenses. This note was converted to 500,000 shares of our common stock on April 28, 2000.

     Our general policy for entering into transactions with directors, officers and affiliates that have a financial interest in the transaction is to adhere to Nevada corporate law regarding the approval of such transactions. In general, a transaction between a Nevada corporation and a director, officer or affiliate of the corporation in which such person has a financial interest is not void or voidable if the interest is disclosed and approved by disinterested directors or shareholders or if the transaction is otherwise fair to the corporation.

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

          3.1(1) Restated Articles of Incorporation of Solpower Corporation dated November 24, 1997.

          3.2(1) Amended and Restated Bylaws of Solpower Corporation dated November 24, 1997.

          10.1(1) Acquisition Agreement dated November 4, 1996 between Dominion Capital Pty Ltd. and Virtual Technologies, Inc. for the Distribution & Manufacturing Rights of SOLTRON(TM) Product.

          10.2(1)   Acquisition  Agreement  amendment  dated  November  24, 1997
                    outlining   clarifications   and   extensions   of  original
                    Acquisition Agreement dated November 4, 1996.

          10.3(1)   Addendum to Acquisition Agreement dated May 13, 1998.

          10.4(1)   Acquisition  Agreement dated June 17, 1998 between  Dominion
                    Capital  Pty  Ltd.   and   Solpower   Corporation   for  the
                    Distribution and Manufacturing Rights of SP34E(TM)Product.

          10.7(1) Property Lease Agreement between Arizona Industrial Capital Limited Partnership and Virtual Technologies, Inc, dated August 25, 1997.

          10.8(1) Property Lease Agreement and amendments between Scottsdale Stetson Corporation and Virtual Technologies, Inc. dated March 12, 1997.

          10.9(1)   First  Amendment to Property Lease  Agreement and amendments
                    between   Scottsdale   Stetson   Corporation   and   Virtual
                    Technologies, Inc.

          10.10(1)  Second  Amendment to Property Lease Agreement and amendments
                    between   Scottsdale   Stetson   Corporation   and   Virtual
                    Technologies, Inc.

          10.12(1) Solpower Corporation Stock Option and Incentive Plan dated November 22, 1997.

          10.16(1) Client Services Agreement between Solpower Corporation and Dominion Capital Securities, Inc. dated July 1, 1998.

          10.17(2) Addendum to June 17, 1998 Acquisition Agreement effective January 1, 1999.

          10.18(2) Joint Venture Agreement between Solpower Corporation and Protocol Resource Management, Inc. dated March 29, 1999.

          10.19(2) Heads of Agreement between Solpower Corporation and Solpower Australia Pty Ltd. dated June 7, 1999.

          10.20(3) Note Agreement for the Issuance of up to $1,500,000 of 6% Convertible Notes, between Solpower, Dominion Capital and other signatories thereto, dated September 24,1999.

          10.21(3) Amendment to the Note Agreement for the Issuance of up to $1,500,000 of 6% Convertible Notes, between Solpower, Dominion Capital and other signatories thereto, dated December 31,1999.

          10.22(3) Note Agreement for the Issuance of up to $200,000 of 6% Convertible Notes, between Solpower and Dominion Capital, dated December 31,1999.

          21.1(2)   Subsidiaries

          23.1      Auditor's Consent from Semple & Cooper, LLP

          27.1      Financial Data Schedule.

          99.1(2)   Assignment,   Settlement   and  Release   between   Solpower
                    Corporation and Masters Marketing Group, Inc. dated May 14, 1999.

          99.2(2)   Assignment,   Settlement   and  Release   between   Solpower
                    Corporation and D. I. South, Inc. of Indiana dated September 1, 1999.

          99.3(2)   Assignment,   Settlement   and  Release   between   Solpower
                    Corporation  and  Solpower   Southeast   Corporation   dated
                    September 7, 1999.

          99.4      Assignment,   Settlement   and  Release   between   Solpower
                    Corporation and Houston Mercantile Exchange, Inc. dated November 7, 2000.

----------
(1) Incorporated by reference from the Company's Form 10-SB as filed on August 21, 1998.
(2) Incorporated by reference from the Company's Form 10-KSB as filed on September 24, 1999.
(3) Incorporated by reference from the Company's Form 10-QSB as filed on December 10, 1999.

     (b)  REPORTS ON FORM 8-K.

          None.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOLPOWER CORPORATION


Dated: August 16, 2000                  By /s/ Mark S. Robinson
                                           -------------------------------------
                                           Mark S. Robinson,
                                           Chief Executive Officer


                                        BOARD OF DIRECTORS


Dated: August 16, 2000                     /s/ Fraser M Moffat III
                                           -------------------------------------
                                           Fraser M. Moffat III, Chairman


Dated: August 16, 2000                     /s/ James H. Hirst
                                           -------------------------------------
                                           James H. Hirst


Dated: August 16, 2000                     /s/ Mark S. Robinson
                                           -------------------------------------
                                           Mark S. Robinson


Dated: August 16, 2000                     /s/ Jerry W. Goddard
                                           -------------------------------------
                                           Jerry W. Goddard


Dated: August 16, 2000                     /s/ Naoya Yoshikawa
                                           -------------------------------------
                                           Naoya Yoshikawa


Dated: August 16, 2000                     /s/ Peter D. Voss
                                           -------------------------------------
                                           Peter D. Voss