Form 10QSB
period 2000-06-30
SOLPOWER CORP
filed 2000-09-05
CIK 1068618

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

    For the quarterly period ended June 30, 2000

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

     The number of shares outstanding of each of the issuer's classes of common equity was 28,250,691 shares of common stock, par value $.01, as of August 31, 2000.

           Transitional Small Business Disclosure Format (check one):

                               Yes [ ]    No [X]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1. Financial Statements................................................  2
        Balance Sheets
          June 30, 2000 (unaudited) and March 31, 2000......................  2
        Statements of Operations
          For the Three Month Periods Ended June 30, 2000 (unaudited)
          and 1999 (unaudited)..............................................  3
        Statement of Stockholders' Equity
          For the Period From March 31, 2000 to June 30, 2000...............  4
        Statements of Cash Flows
          For the Three Month Periods Ended June 30, 2000 (unaudited)
          and 1999 (unaudited)..............................................  5
        Notes to the Financial Statements For the Three Month Period
        Ended June 30, 2000.................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  6

                                    PART II.
                                OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds............................  7

SIGNATURES .................................................................  7

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                                 BALANCE SHEETS
                  JUNE 30, 2000 (UNAUDITED) AND MARCH 31, 2000

                                                          June 30,        March 31,
                                                            2000            2000
                                                         -----------     -----------
                                                         (Unaudited)      (Audited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                              $    23,708     $    34,299
  Accounts receivable                                         69,867          79,726
  Inventory                                                   61,351          21,624
                                                         -----------     -----------
       Total Current Assets                                  154,926         135,649

Property & Equipment, net                                    448,519         377,762

Marketing Rights, net                                      2,533,333       2,558,333
                                                         -----------     -----------
       Total Assets                                      $ 3,136,778     $ 3,071,744
                                                         -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Loans payable to related parties                       $   181,390     $   130,390
  Accounts payable
   - trade                                                   270,333         330,093
   - related parties                                         236,181         107,118
  Accrued expenses                                            42,965         309,929
                                                         -----------     -----------
       Total Current Liabilities                             730,869         877,530

Long-Term Liabilities:
  Loans payable to related parties, less
   current portion                                           466,173         212,114
                                                         -----------     -----------
       Total Liabilities                                   1,197,042       1,089,644
                                                         -----------     -----------

Commitments and Contingencies                                     --              --

Stockholders' Equity:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized; issued and outstanding, none                      --              --

  Common stock; $0.01 par value, 30,000,000 shares
    authorized; issued and outstanding 28,250,691
    and 27,316,066, respectively                             282,507         273,161
  Additional Paid in Capital                               9,116,292       8,741,730
  Accumulated Deficit                                     (7,459,063)     (7,032,791)
                                                         -----------     -----------
       Total Stockholders' Equity                          1,939,736       1,982,100
                                                         -----------     -----------

       Total Liabilities and Stockholders' Equity        $ 3,136,778     $ 3,071,744
                                                         ===========     ===========

                              SOLPOWER CORPORATION
                            STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH PERIODS ENDED
                 JUNE 30, 2000 (UNAUDITED) AND 1999 (UNAUDITED)


                                               For the Three Month Periods Ended
                                               ---------------------------------
                                               June 30, 2000       June 30, 1999
                                               ------------        ------------
                                               (unaudited)           (audited)
Revenues
  Sales - Product                              $    121,339        $     25,439

Cost of Sales                                        92,534             132,966
                                               ------------        ------------

Gross Profit                                         28,805            (107,527)

Expenses
  General and administrative                        387,754             335,928
                                               ------------        ------------

Operating  Loss                                    (358,949)           (443,455)
                                               ------------        ------------
Other Income (Expense)
  Interest income                                       233                  --
  Foreign currency transaction gain                   7,794                  --
  Settlement costs                                  (60,000)                 --
  Interest expense                                  (15,350)               (140)
                                               ------------        ------------

       Total Other Income (Expense)                 (67,323)               (140)
                                               ------------        ------------

Net Loss Before Provision for income taxes         (426,272)           (443,595)

Provision for Income Taxes                               --                  --
                                               ------------        ------------

Net Loss                                       $   (426,272)       $   (443,595)
                                               ============        ============

Basic Loss Per Share                           $      (0.02)       $      (0.02)
                                               ============        ============

Weighted Average Number of Shares Outstanding    27,322,010          23,443,492
                                               ============        ============

                              SOLPOWER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM MARCH 31, 2000 TO JUNE 30, 2000

                                                                  Additional
                                         Common       Stock        Paid In     Accumulated
                                         Shares       Amount       Capital       Deficit          Total
                                       ----------    --------    ----------    -----------     -----------
Balance, March 31, 2000                27,316,066    $273,161    $8,741,730    $(7,032,791)    $ 1,982,100

Issuance of common stock for license
terminations, interest and property       784,625       7,846       306,004             --         313,850

Issuance of common stock pursuant to
employment agreements                     150,000       1,500        68,558             --          70,058


Loss for the three months ended
June 30, 2000 (unaudited)                      --          --            --       (426,272)       (426,272)
                                       ----------    --------    ----------    -----------     -----------

Balance, June 30, 2000 (unaudited)     28,250,691    $282,507    $9,116,292    $(7,459,063)    $ 1,939,736
                                       ==========    ========    ==========    ===========     ===========

                              SOLPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                 JUNE 30, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                                                           For the Three
                                                        Month Periods Ended
                                                   -----------------------------
                                                   June 30, 2000   June 30, 1999
                                                   -------------   -------------
                                                    (unaudited)      (audited)
Cash Flows From Operating Activities:
  Net loss                                          $(426,272)       $(443,595)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                       50,048           50,714
   Non-cash transactions                              348,908               --
   Changes in operating assets and liabilities:
    Accounts receivable                                 9,859            3,808
    Inventory                                         (39,727)           9,646
    Accounts payable
      -trade                                          (59,760)         (48,924)
      -related party                                  129,063               --
    Accrued expenses                                 (266,964)          19,535
                                                    ---------        ---------
        Net Cash Used by Operating Activities        (254,845)        (408,816)
                                                    ---------        ---------
Cash Flows from Investing Activities:
  Capital Expenditures                                (60,805)         (15,653)
                                                    ---------        ---------
        Net Cash Used by Investing Activities         (60,805)         (15,653)
                                                    ---------        ---------
Cash Flows From Financing Activities:
  Payment on capital lease                                 --           (1,384)
  Loans from related parties                          308,000          457,457
  Payments to related parties                          (2,941)              --
                                                    ---------        ---------
        Net Cash Provided by Financing Activities     305,059          456,073
                                                    ---------        ---------

Increase (Decrease) in Cash and Cash Equivalents      (10,591)          31,604
Cash and Cash Equivalents, Beginning of Period         34,299            2,228
                                                    ---------        ---------
Cash and Cash Equivalents, End of Period            $  23,708        $  33,832
                                                    =========        =========

SUPPLEMENTAL INFORMATION:
Cash Paid for:
  Interest                                          $      --        $     140

Noncash Investing and Financing:
  Issuance of shares of common stock for
   conversion of debt                               $ 203,500               --
  Issuance of shares of common stock for
   settlement costs                                 $  75,350               --
  Issuance of shares of common stock for
   equipment                                        $  35,000               --
  Issuance of shares of common stock pursuant
  to employment agreements                          $  70,058               --

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2000


NOTE 1 - BASIS OF PREPARATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 2000 included in the Company's report on form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

     Revenues for the three months ended June 30, 2000 were $121,339 as compared to revenues of $25,439 for the three months ended June 30, 1999. The increase in revenues resulted primarily from improved sales in several expanding regional markets during the three month period ended June 30, 2000 compared with the three months ended June 30. 1999.

     Cost of sales decreased $40,432 or 30.4% from $132,966 in the quarter ended June 30, 1999 to $92,534 in the quarter ended June 30, 2000. This decrease is primarily attributable to closing the plant site in Elkhart, Indiana and a reduction in plant personnel at the Phoenix, Arizona plant.

     General and administrative costs were $387,754 for the quarter ended June 30, 2000 compared to $335,928 for the three months ended June 30, 1999. The 15% increase in costs were due to an increase in consulting fees associated with management services and a reduction in other non-recurring expenses associated with a reorganization of operations.

     Cash flow of $308,000 was provided by related parties for the three months ended June 30, 2000 as compared with $457,457 received from related party advances for the three month period ended June 30, 1999.

     The Company experienced a net loss of $426,272 for the three months ended June 30, 2000 as compared with $443,595 for the three months ended June 30, 1999. The 4% decrease was due to a reduction in marketing and administrative personnel and other reorganization efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates future liquidity needs for product production and operations will be met through increased product sales supplemented by equity and debt financings primarily from its major shareholder, Dominion Capital Pty Ltd.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     In June, 2000, Solpower issued 80,000 shares of its common stock to Mark A. Robinson and 70,000 shares to James H. Hirst. Mr. Robinson is the Chief Executive Officer and Mr. Hirst is the Secretary and Treasurer of Solpower. These shares were issued as compensation to Mr. Robinson and Mr. Hirst.

     In August, 2000, Solpower issued 500,000 shares of common stock to Solpower Southeast Corporation in discharge of debt and accrued interest, for repayment of certain expenses related to the Elkhart, Indiana plant and for purchase of equipment. The shares were issued at $.40 per share and in reliance on the exemption from registration under Section 4(2) of the Securities Act.

     In August, 2000, Solpower issued 284,625 shares of common stock to Masters Marketing Group, Inc. The shares were issued at $.40 per share in cancellation of $113,850 of debt and interest. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act.

     The shares issued to Solpower Southeast Corporation and Masters Marketing Group, Inc. were included in the shares outstanding on Solpower's balance sheet dated June 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                    SOLPOWER CORPORATION
                                       (Registrant)



Dated: September 1, 2000            By /s/ Mark A. Robinson
                                       -----------------------------------------
                                       Mark A. Robinson, Chief Executive Officer