Form 10QSB
period 2000-09-30
SOLPOWER CORP
filed 2000-11-20
CIK 1068618

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

    For the quarterly period ended September 30, 2000

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

     The number of shares outstanding of each of the issuer's classes of common equity was 28,250,691 shares of common stock, par value $.01, as of September 30, 2000.

           Transitional Small Business Disclosure Format (check one):

                             Yes [ ]   No [X]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1. Financial Statements................................................  2
     Balance Sheet
       September 30, 2000 (unaudited) and March 31, 2000....................  2
     Statements of Operations
       For the Three and Six Months Ended September 30, 2000 (unaudited)
       and 1999 (unaudited).................................................  3
     Statement of Stockholders' Equity
       For the Six Months Ended September 30, 2000 (unaudited)..............  4
     Statements of Cash Flows
       For the Six Months Ended September 30, 2000 (unaudited)
       and 1999 (unaudited).................................................  5
     Notes to the Financial Statements......................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  8

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities...............................................  9

Item 6. Exhibits and Reports on Form 8-K....................................  9

SIGNATURES.................................................................. 10

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,          March 31,
                                                                             2000                  2000
                                                                          (Unaudited)           (Audited)
                                                                          -----------          -----------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                               $   184,355          $    34,299
  Accounts receivable                                                         130,924               79,726
  Receivable from related party                                                15,362                   --
  Tax credit receivable                                                        17,787                   --
  Prepaid expenses                                                             68,340                   --
  Inventory                                                                   498,593               21,624
                                                                          -----------          -----------
       Total Current Assets                                                   915,361              135,649
                                                                          -----------          -----------
Property & Equipment, net                                                     700,661              377,762
                                                                          -----------          -----------
Other Assets:
  Marketing licenses, net                                                   2,388,333            2,558,333
  Goodwill, net                                                               373,656                   --
                                                                          -----------          -----------
                                                                            2,761,989            2,558,333
                                                                          -----------          -----------
                                                                          $ 4,378,011          $ 3,071,744
                                                                          ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank overdraft                                                          $   156,781          $        --
  Loans payable to related parties                                            226,390              130,390
  Accounts payable - trade                                                    457,457              330,093
  - related parties                                                           155,249              107,118
  Accrued expenses                                                            133,243              309,929
  Customer deposits                                                            68,991                   --
                                                                          -----------          -----------
       Total Current Liabilities                                            1,198,111              877,530
Long-Term Liabilities:
  Loans payable to related parties, less current portion                    1,415,299              212,114
  Loan payable - bank                                                         127,846                   --
  Deferred income taxes                                                        14,366                   --
                                                                          -----------          -----------
       Total Liabilities                                                    2,755,622            1,089,644
                                                                          -----------          -----------
Minority Interest in Subsidiary                                               134,344                   --
                                                                          -----------          -----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock; $0.001 par value, 5,000,000 shares
   authorized; issued and outstanding, none                                        --                   --
  Common stock; $0.01 par value, 30,000,000 shares authorized;
   issued and outstanding 28,250,691 and 27,316,066, respectively             282,507              273,161
  Additional paid in capital                                                9,196,292            8,741,730
  Accumulated deficit                                                      (7,990,754)          (7,032,791)
                                                                          -----------          -----------
                                                                            1,488,045            1,982,100
                                                                          -----------          -----------
                                                                          $ 4,378,011          $ 3,071,744
                                                                          ===========          ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                   Six Months Ended
                                                   September 30,                       September 30,
                                          ------------------------------      ------------------------------
                                              2000              1999              2000              1999
                                          ------------      ------------      ------------      ------------
Revenues:
  Sales - fuel additive                   $     78,093      $     47,818      $    199,432      $     73,257
  Sales - refrigerant                          113,650                --           113,650                --
                                          ------------      ------------      ------------      ------------
                                               191,743            47,818           313,082            73,257
                                          ------------      ------------      ------------      ------------
Cost of Sales:
  Fuel additive                                 77,188            76,669           169,722           209,634
  Refrigerant                                   75,405                --            75,405                --
                                          ------------      ------------      ------------      ------------
                                               152,593            76,669           245,127           209,634
                                          ------------      ------------      ------------      ------------
Gross Profit (Loss)                             39,150           (28,851)           67,955          (136,377)

Operating Expenses:
  General and administrative                   490,354           755,687           878,108         1,091,615
                                          ------------      ------------      ------------      ------------

Loss from Operations                          (451,204)         (784,538)         (810,153)       (1,227,992)
                                          ------------      ------------      ------------      ------------
Other Income (Expense):
  Interest income                                  124                --               357                --
  Foreign currency transaction gain              7,533                --            15,327                --
  Settlement costs                                  --                --           (60,000)               --
  Interest expense                             (88,493)               --          (103,843)             (140)
                                          ------------      ------------      ------------      ------------
Total Other Income (Expense)                   (80,836)               --          (148,159)             (140)
                                          ------------      ------------      ------------      ------------

Net Loss Before Minority Interest
 and Provision for Income Taxes               (532,040)         (784,538)         (958,312)       (1,228,132)

Minority Interest                                  349                --               349                --

Provision for Income Taxes                          --                --                --                --
                                          ------------      ------------      ------------      ------------

Net Loss                                  $   (531,691)     $   (784,538)     $   (957,963)     $ (1,228,132)
                                          ============      ============      ============      ============

Basic Loss Per Share                      $      (0.02)     $      (0.03)     $      (0.03)     $      (0.05)
                                          ============      ============      ============      ============
Weighted Average Number of
 Shares Outstanding                         27,841,321        23,456,560        27,582,588        23,456,560
                                          ============      ============      ============      ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000


                                                                                     Additional
                                             Common       Stock        Paid In      Accumulated
                                             Shares       Amount       Capital        Deficit         Total
                                             ------       ------       -------        -------         -----
Balance, March 31, 2000 (audited)          27,316,066    $273,161    $8,741,730    $(7,032,791)    $ 1,982,100

Issuance of common stock for license
 terminations, interest and property          784,625       7,846       306,004             --         313,850

Issuance of common stock pursuant to
 employment agreements                        150,000       1,500        68,558             --          70,058

Issuance of warrants pursuant to debt
agreements                                         --          --        80,000             --          80,000

Loss for the six months ended
 September 30, 2000 (unaudited)                    --          --            --       (957,963)       (957,963)
                                           ----------    --------    ----------    -----------     -----------

Balance, September 30, 2000 (unaudited)    28,250,691    $282,507    $9,196,292    $(7,990,754)    $ 1,488,045
                                           ==========    ========    ==========    ===========     ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                        Six Months Ended September 30,
                                                         ------------------------------
                                                            2000               1999
                                                         -----------        -----------
Cash Flows From Operating Activities:
  Net loss                                               $  (957,963)       $(1,228,132)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                             226,622            100,486
   Non-cash transactions                                     428,908             11,250
   Changes in operating assets and liabilities:
     Accounts receivable - trade                              93,881            (13,814)
     Receivable from related party                           (15,362)                --
     Tax credit receivable                                       246                 --
     Prepaid expenses                                        (36,871)                --
     Inventory                                                   103             20,146
     License fee receivable                                       --          2,400,000
     Bank overdraft                                           96,558                 --
     Accounts payable - trade                               (184,461)           (38,585)
     - related party                                          48,131                 --
     Accrued expenses                                       (230,573)           134,893
     Customer deposits                                       (82,785)                --
     Minority interest in subsidiary                            (349)                --
     Deferred revenue                                             --         (2,400,000)
     Deferred income taxes                                       (35)                --
                                                         -----------        -----------
          Net Cash Used by Operating Activities             (613,950)        (1,013,756)
                                                         -----------        -----------
Cash Flows from Investing Activities:
  Capital expenditures                                       (92,582)           (16,107)
  Cash acquired with acquisition                              72,819                 --
  Investment in subsidiary                                  (508,350)                --
                                                         -----------        -----------
          Net Cash Used by Investing Activities             (528,113)           (16,107)
                                                         -----------        -----------
Cash Flows From Financing Activities:
  Advances from related parties                            1,317,450           (354,061)
  Payment on capital lease obligation                             --             (2,398)
  Proceeds from convertible notes payable                         --          1,500,000
  Payments on note payable  bank                              (7,066)                --
  Payments to related parties                                (18,265)                --
                                                         -----------        -----------
          Net Cash Provided by Financing Activities        1,292,119          1,143,541
                                                         -----------        -----------

Increase (Decrease) in Cash and Cash Equivalents             150,056            113,678
Cash and Cash Equivalents, Beginning of Period                34,299              2,228
                                                         -----------        -----------
Cash and Cash Equivalents, End of Period                 $   184,355        $   115,906
                                                         ===========        ===========

                                  (Continued)

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                2000       1999
                                                                ----       ----
SUPPLEMENTAL INFORMATION:
Cash Paid for:
  Interest                                                    $  1,179    $   --

Non-cash Investing and Financing:
  Issuance of shares of common stock for conversion of debt   $203,500    $   --
  Issuance of shares of common stock for settlement costs     $ 75,350    $   --
  Issuance of shares of common stock for equipment            $ 35,000    $   --
  Issuance of shares of common stock pursuant to
    employment agreements                                     $ 70,058    $   --
  Issuance of warrants pursuant to debt agreements            $ 80,000    $   --

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTH PERIOD ENDING SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended March 31, 2000 included in the Company's report on form 10-KSB.

NOTE 2 - REAL ESTATE LEASE

     On August 14, 2000, the Company entered into a lease for 1,364 feet of office space for its executive offices in Scottsdale, Arizona. The lease expires in June 30, 2001 and has a minimum monthly rental obligation of approximately $2,100.

NOTE 3 - CONVERTIBLE PROMISSORY NOTE

     On September 18, 2000, the Company issued a $250,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matures on September 18, 2001, is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum payable quarterly in arrears.

NOTE 4 - ACQUISITION OF PROTOCOL RESOURCE MANAGEMENT INC.

     On August 30, 2000, the Company acquired 50% of the outstanding stock of Protocol Resource Management, Inc., a private Ontario corporation with offices in Aurora, Ontario, Canada. PICO Holdings, In., a NASDAQ listed California corporation, acquired the remaining 50% interest in Protocol under the same agreement. Protocol and the Company were previously engaged in a joint venture for the manufacture and distribution of SP34E(TM) through Solpower Canada Inc., an Ontario corporation, owned equally by Protocol and the Company.

     The amount paid for the acquisition was $1,500,000 (CAN) $1,016,700 (US) in the form of $1,000,000 (CAN) $677,800 (US) cash at closing, of which half was paid by the Company and half by PICO Holdings, Inc., and promissory notes due on the second and third anniversaries of the closing date. The promissory notes were issued by PICO. Solpower issued a note in the amount of $250,000 (CAN) $173,974 (US) to PICO which represented one-half of the amount of the note issued by PICO Holdings Inc. in the Protocol acquisition. In the event that the annual average EBITDA (Earnings Before Interest, Taxes, Depreciation, Amortization) of Protocol for the first two years following closing is not at least $250,000 (CAN) $173,974 (US), the amount of the second anniversary payment will be reduced based on a formula. In the event that the annual EBITDA of Protocol for third year following closing is not at least $250,000 (CAN) $173,974 (US), the amount of the third anniversary payment will also be subject to reduction based on a formula.

     The funds used by the Company to complete its portion of acquisition were provided in the form of two working capital loans from PICO in the aggregate amount of US$669,450. The shares of Protocol held by the Company as a result of the acquisition secure the loans. The Company granted PICO a warrant to purchase 1,000,000 shares of its common stock at $0.43 (110% of the market price on the date funds were advanced). The term of the promissory note is for three years, with interest at LIBOR plus 2% payable semi-annually.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1999

     Revenues for the six months ended September 30, 2000 were $313,082 as compared to $73,257 for the six months ended September 30, 1999. This 327% increase in revenues resulted primarily from improved Soltron sales in several expanding regional markets and the inclusion of the Protocol's refrigerant sales of $113,650 for the month of September 2000.

     General and administrative costs were $878,108 for the six months ended September 30, 2000 compared to $1,091,615 for the six months ended September 30, 1999. The 20% decrease in costs were due to a decrease in expenses associated with administration and a reduction in other non-recurring expenses associated with a reorganization of operations.

     We experienced a net loss of $957,963 for the six-month period ended September 30, 2000 as compared with $1,228,132 for the six-month period ended September 30, 1999. The 22% decrease was due to increased sales and a reduction in marketing and administrative personnel and other reorganization efficiencies. This decrease would have been greater except for the commencement of amortization of intangible assets in the amount of $120,000 and a non-cash item classified as interest expense resulting from the Black-Scholes option pricing model applied to the warrant issued to PICO Holdings, Inc. in the amount of $80,000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues for the three months ended September 30, 2000 were $191,743 as compared to $47,818 for the three months ended September 30, 1999. This 301% increase in revenues resulted primarily from improved Soltron sales in several expanding regional markets and the inclusion of the Protocol refrigerant sales of $113,650 for the month of September 2000.

     General and administrative costs were $490,354 for the three months ended September 30, 2000 compared to $755,687 for the three month period ended September 30, 1999. The 35% decrease in costs were due to a decrease in expenses associated with administration and a reduction of other non-recurring expenses associated with a reorganization of operations.

     We experienced a net loss of $531,691 for the three months ended September 30, 2000 as compared with $784,538 for the three months ended September 30, 1999. The 32% decrease was due to increased sales and a reduction in marketing and administrative personnel and other reorganization efficiencies. This decrease would have been greater except for the commencement of amortization of intangible assets in the amount of $120,000 and a non-cash item classified as interest expense resulting from the Black-Scholes option pricing model applied to the warrant issued to PICO Holdings, Inc. in the amount of $80,000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had cash and cash equivalents, net of bank overdrafts, of $27,574 as compared to $34,299 as of March 31, 2000. Cash utilized in operations was $613,950 for the six months ending September 30, 2000 as compared to $1,013,756 for the same period in 1999. We utilized $528,113 cash in investing activities for the six months ended September 30, 2000, a significant increase over the cash used in investment activities in the amount of $16,107 for the six months ended September 30, 2000. The primary use of cash in investing activities related to our acquisition of Protocol.

     We generated $1,292,119 cash from net financing activities in the six months ending September 30, 2000, primarily due to advances from related parties. This compares to $1,143,541 of cash generated from net financing activities during the period ended September 30, 1999, the major component of which resulted from the placement of a $1,500,000 convertible note.

     We anticipate future liquidity needs for product production and operations will be met through increased product sales supplemented by equity and debt financings primarily from our major shareholder, Dominion Capital Pty Ltd.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On August 23, 2000, we issued a warrant to PICO Holdings, Inc. to purchase 1,000,000 shares of our common stock at $0.43 per share. This price equals 110% of the market price of the shares of the date of issuance of the warrant. The warrant was issued in conjunction with a working capital loan in the amount of $500,000 we received from PICO Holdings. The proceeds of the loan were partially used for the purchase of our 50% interest in Protocol Resource Management, Inc. We also issued a note in the amount of $250,000 (CAN) $173,947 (US) as additional consideration for the Protocol acquisition. The warrant was issued in reliance on the exemption from registration of the security provided by section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

       10.23 Share Purchase Agreement dated August 21, 2000 among Solpower and Pico Holdings, Inc. ("Pico") and James W. Flowers, Patricia G. Flowers and Florcor, Inc.

       10.24 Shareholders Agreement dated August 28, 2000 among Protocol Resource Management, Inc., Pico and Solpower

       10.25 Nonnegotiable Secured Promissory Note in the principal amount of $500,000 dated August 28, 2000 issued by Solpower to Pico

       10.26 Nonnegotiable Secured Promissory Note in the principal amount of $250,000 dated August 28, 2000 issued by Solpower to Pico

       10.27  Warrant dated August 28, 2000 issued by Solpower to Pico

       27.1   Financial Data Schedule

     (b) REPORTS ON FORM 8-K

     One Form 8-K was filed during the three months ended September 30, 2000. The Form 8-K reported the acquisition of Protocol.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                                 SOLPOWER CORPORATION
                                                 (Registrant)



Dated: November 17, 2000                         By /s/ James H. Hirst
                                                   -----------------------------
                                                   James H. Hirst
                                                   Chief Executive Officer