Form 10QSB
period 2000-12-31
SOLPOWER CORP
filed 2001-02-20
CIK 1068618

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

    For the quarterly period ended December 31, 2000

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

                         4247 West Adams Street, Suite 2
                             Phoenix, Arizona 85009
                    (Address of principal executive offices)

                                 (602) 447-9979
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common equity was 31,195,064 shares of common stock, par value $.01, as of December 31, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements...............................................   2

         Consolidated Balance Sheets
          December 31, 2000 (unaudited) and March 31, 2000..................   2

         Consolidated Statements of Operations
          For the Three and Nine Months Ended December 31, 2000
          (unaudited) and 1999 (unaudited)..................................   3

         Consolidated Statements of Cash Flows
          For the Nine Months Ended December 31, 2000 (unaudited)
          and 1999 (unaudited)..............................................   4

         Statement of Stockholders' Equity
          For the Nine Months Ended December 31, 2000.......................   6

         Notes to the Financial Statements .................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   8

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities..............................................   9

Item 4.  Submission of Matters to a Vote of Security Holders................  11

Item 5.  Other Information..................................................  11

Item 6.  Exhibits and Reports on Form 8-K...................................  12

SIGNATURES .................................................................  13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 2000 (UNAUDITED) AND MARCH 31, 2000

                                                                            December 31,        March 31,
                                                                                2000              2000
                                                                            -----------       -----------
                                                                            (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                 $    34,255       $    34,299
  Accounts receivables                                                          168,010            79,726
  Tax credit receivable                                                          17,828                --
  Prepaid expenses                                                               35,092                --
  Inventory                                                                     475,452            21,624
                                                                            -----------       -----------
        Total Current Assets                                                    730,637           135,649
                                                                            -----------       -----------

Property and equipment, net                                                     693,971           377,762
                                                                            -----------       -----------
Other Assets:
  Marketing licenses, net                                                     2,243,333         2,558,333
  Formula and customer list, net                                                 11,818                --
  Goodwill, net                                                                 364,315                --
                                                                            -----------       -----------
        Total Other Assets                                                    2,619,466         2,558,333
                                                                            -----------       -----------

                                                                            $ 4,044,074       $ 3,071,744
                                                                            ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank overdraft                                                            $   142,139       $        --
  Loan payable                                                                   26,676                --
  Loans payable to related parties                                                   --           130,390
  Accounts payable - trade                                                      491,944           330,093
                   - related party                                                1,766           107,118
  Accrued expenses                                                              122,736           309,929
  Customer deposits payable                                                     122,966                --
                                                                            -----------       -----------
        Total Current Liabilities                                               908,227           877,530
                                                                            -----------       -----------
Long-Term Liabilities:
  Loan payable, net of current portion                                           91,142                --
  Loans payable to related parties                                            1,000,496           212,114
  Deferred income taxes                                                          14,238                --
                                                                            -----------       -----------
        Total Long-Term Liabilities                                           1,105,876           212,114
                                                                            -----------       -----------
        Total Liabilities                                                     2,014,103         1,089,644
                                                                            -----------       -----------
Minority interest in subsidiary                                                 126,614                --
                                                                            -----------       -----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock; $0.001 par value, 5,000,000 shares authorized;
   issued and outstanding, none                                                      --                --
  Common stock; $0.01 par value, 100,000,000 shares authorized; issued
   and outstanding 31,195,064 shares and 27,316,066, respectively               311,951           273,161
  Additional Paid in Capital                                                  9,997,179         8,741,730
  Accumulated Deficit                                                        (8,405,773)       (7,032,791)
                                                                            -----------       -----------
        Total Stockholders' Equity                                            1,903,357         1,982,100
                                                                            -----------       -----------
                                                                            $ 4,044,074       $ 3,071,744
                                                                            ===========       ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTH PERIODS ENDED
               DECEMBER 31, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                                                         Nine Months Ended                 Three Months Ended
                                                            December 31,                       December 31,
                                                  ------------------------------      ------------------------------
                                                      2000              1999              2000              1999
                                                  ------------      ------------      ------------      ------------
Revenues:
  Sales - fuel additive                           $    255,863      $    166,784      $     56,431      $     93,527
  Sales - refrigerant & cylinders                      482,845                --           369,195                --
                                                  ------------      ------------      ------------      ------------
      Total Revenues                                   738,708           166,784           425,626            93,527
                                                  ------------      ------------      ------------      ------------
Cost of Sales:
  Fuel additive                                        240,874           173,189            71,152            71,238
  Refrigerant & cylinders                              333,350                --           257,945                --
                                                  ------------      ------------      ------------      ------------
                                                       574,224           173,189           329,097            71,238
                                                  ------------      ------------      ------------      ------------

Gross Profit (Loss)                                    164,484            (6,405)           96,529            22,289
                                                  ------------      ------------      ------------      ------------
Expenses:
  General and administrative                         1,460,794         1,773,367           582,686           574,069
                                                  ------------      ------------      ------------      ------------

Operating Income (Loss)                             (1,296,310)       (1,779,772)         (486,157)         (551,780)
                                                  ------------      ------------      ------------      ------------
Other Income (Expense):
  Interest income                                        2,686                --             2,329                --
  Interest expense                                    (124,478)             (140)          (20,635)               --
  Foreign currency transaction gain                     15,446                --               119                --
  Settlement costs                                     (60,000)               --                --                --
                                                  ------------      ------------      ------------      ------------
Total Other Income (Expense)                          (166,346)             (140)          (18,187)               --
                                                  ------------      ------------      ------------      ------------
Net Loss Before Provision for Income
 Taxes and Minority Interest                        (1,462,656)       (1,779,912)         (504,344)         (551,780)

Income Taxes                                                --                --                --                --
Extraordinary Item
 Relief of Debt-Related Party                           81,595                --            81,595                --

Minority Interest                                        8,079                --             7,730                --
                                                  ------------      ------------      ------------      ------------

Net Loss                                          $ (1,372,982)     $ (1,779,912)     $   (415,019)     $   (551,780)
                                                  ============      ============      ============      ============

Basic Loss Per Share                              $      (0.05)     $      (0.08)     $      (0.01)     $      (0.02)
                                                  ============      ============      ============      ============
Weighted Average Number of Shares Outstanding       27,505,159        23,646,560        28,418,388        23,646,560
                                                  ============      ============      ============      ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
               DECEMBER 31, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                                          Nine Months Ended December 31,
                                                          ------------------------------
                                                              2000              1999
                                                          -----------        -----------
Cash Flows From Operating Activities:
  Net Loss                                                $(1,372,982)      $(1,779,912)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
   Depreciation and amortization                              419,767           150,280
   Non-cash transactions                                      243,783           218,115
   Changes in operating assets and liabilities:
    Accounts receivable - trade                                56,795           (13,607)
    Tax credit receivable                                         205                --
    Prepaid expense                                            (3,623)               --
    Inventory                                                  23,244            37,494
    Bank overdraft                                             81,916                --
    Accounts payable - trade                                  (38,196)          125,252
                     - related parties                        (51,947)               --
    Accrued expenses                                          (37,580)          (15,268)
    Customer Deposits                                         (28,810)               --
    Deferred income taxes                                        (163)               --
    Minority interest in subsidiary                            (8,079)               --
                                                          -----------       -----------
         Net Cash Used by Operating Activities               (715,670)       (1,277,646)
                                                          -----------       -----------
Cash Flows from Investing Activities:
 Capital Expenditures                                        (116,696)          (46,713)
 Cash acquired with acquisition                                72,819                --
 Investment in subsidiary                                    (508,350)               --
                                                          -----------       -----------
         Net Cash Used by Investing Activities:              (552,227)          (46,713)
                                                          -----------       -----------
Cash Flows from Financing Activities:
 Advances from related parties                              1,325,092           352,798
 Payments on lease obligation                                      --            (4,060)
 Proceeds from convertible notes payable                           --         1,255,000
 Payments on note payable bank                                (17,094)               --
 Payments to related parties                                  (40,145)         (278,049)
                                                          -----------       -----------
         Net Cash Provided by Financing Activities          1,267,853         1,325,689
                                                          -----------       -----------

Increase (decrease) in Cash and Cash Equivalents                  (44)            1,330
Cash and Cash Equivalents, Beginning of Period                 34,299             2,228
                                                          -----------       -----------

Cash and Cash Equivalents, End of Period                  $    34,255       $     3,558
                                                          ===========       ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED
               DECEMBER 31, 1999 (UNAUDITED) AND 1998 (UNAUDITED)
                                   (CONTINUED)

                                                                        2000               1999
                                                                      --------           --------
Supplemental Information:

Cash Paid For:
  Interest                                                            $  4,474           $     --
  Income Taxes                                                        $     --           $     --

Non-cash Investing and Financing:
  Issuance of common shares for lease termination                     $     --           $ 30,000
  Issuance of  common shares for license termination                  $     --             68,115
  Issuance of common shares for services                              $     --           $120,000
  Issuance of warrants pursuant to debt agreements                    $ 80,000           $     --
  Issuance of  common shares for settlement costs and interest        $ 75,350           $     --
  Issuance of common shares pursuant to employment agreements         $ 88,433           $     --
  Issuance of common shares for equipment                             $ 35,000           $     --
  Issuance of shares for acquisition of customer list and formula     $ 19,818           $     --
  Issuance of common stock for conversion of debt                     $995,638           $     --

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                                               SOLPOWER CORPORATION
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE NINE MONTHS ENDED DECEMBER 30, 2000

                                                                            Additional
                                                      Common      Stock      Paid In      Accumulated
                                                      Shares      Amount     Capital        Deficit         Total
                                                    ----------   --------   ----------    -----------    -----------
Balance, March 31, 2000                             27,316,066   $273,161   $8,741,730    $(7,032,791)   $ 1,982,100

Issuance of common stock for license terminations,
 interest and equipment                                784,625      7,846      306,004             --        313,850

Issuance of common stock pursuant to employment
 agreements                                            210,000      2,100       86,333             --         88,433

Issuance of common shares in settlement of debt      2,784,373     27,844      764,294             --        792,138

Issuance of common shares for acquisition              100,000      1,000       18,818             --         19,818

 Issuance of warrant pursuant to debt Agreement             --         --       80,000             --         80,000

Loss for the nine months ended December 31, 2000
 (unaudited)                                                --         --           --     (1,372,982)    (1,372,982)
                                                    ----------   --------   ----------    -----------    -----------
Balance, December 31, 2000 (unaudited)              31,195,064   $311,951   $9,997,179    $(8,405,773)   $ 1,903,357
                                                    ==========   ========   ==========    ===========    ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDING DECEMBER 31, 2000

NOTE 1 - BASIS OF PREPARATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended March 31, 2000 included in the Company's report on Form 10-KSB.

NOTE 2 - REAL ESTATE LEASE

     On December 15, 2000, the Company entered into an Amendment to Lease for 2,739 sq. ft of additional office space at its existing production facility in Phoenix, Arizona, commencing March 1, 2001. The Amendment to Lease also grants the Company an option to renew the lease for an additional 5 years at the expiration of the current lease term on August 31, 2002, for both the production facility and the additional office space. The base monthly rental for both the production and office space is approximately $5,500, plus CAM charges and property rental tax.

     On December 22, 2000, the Company gave notice to terminate its lease for 1,364 feet of office space for its executive offices in Scottsdale, Arizona. The lease will terminate on March 31, 2001.

NOTE  3 - CONVERTIBLE NOTES

     On September 18, 2000, the Company issued a $500,000 Convertible Promissory Note to Dominion Capital Pty Ltd. of which $330,000 has been funded to the Company at December 31, 2000. The note matures on September 18, 2001, is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum payable quarterly in arrears.

NOTE 4 - ACQUISITION OF E*COR

     On December 22, 2000, the Company entered into an agreement to purchase the E*COR enzyme division of Perix Industries, Inc., of California. The Company issued 100,000 restricted shares of common stock to Perix in consideration for enzyme inventory, existing contracts and outstanding contract bids, brand names and proprietary formula.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1999

     Revenues for the nine months ended December 31, 2000 were $738,708 as compared to revenues of $166,784 for the nine months ended December 31, 1999. The increase in revenues resulted primarily from improved fuel additive sales in several expanding regional markets of $89,079 and the inclusion of our subsidiary's refrigerant sales of $482,845 for the three months ending December 31, 2000.

     Cost of sales as a percentage of revenues decreased from 103.8% for the nine months ended December 31, 1999 to 77.7% for the nine months ended December 31, 2000. This decrease is primarily attributable to the gross profit on refrigerant sales included in the nine months ended December 31, 2000.

     General and administrative costs were $1,460,794 for the nine months ended December 31, 2000 compared to $1,773,367 for the nine months ended December 31, 1999. The decrease of $312,573, or 17.6% was due to a decrease in expenses associated with administration and a reduction other non-recurring expenses associated with a reorganization of operations.

     We experienced a net loss of $1,372,982 for the nine month period ended December 31, 2000 as compared with a net loss of $1,779,912 for the nine month period ended December 31, 1999. The 22.8% decrease was due to increased sales and gross margin on our subsidiary's sales, a reduction in marketing and administrative personnel and other reorganization efficiencies. The decrease in net loss would have been greater except for the increased amortization of intangible assets amounting to $240,000.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

     Revenues for the three months ended December 31, 2000 were $425,626 as compared to revenues of $93,527 for the three months ended December 31, 1999. The 355% increase in revenues resulted primarily from inclusion of our subsidiary's refrigerant sales of $369,195 for the three months ending December 31, 2000.

     Cost of sales as a percentage of revenues increased from 76.1% for the three months ended December 31, 1999 to 77.3% for the three months ended December 31, 2000. This increase is primarily attributable to the fuel additive fixed production costs in relation to the revenue generated for the three months ended December 31, 2000.

     General and administrative costs were $582,686 for the three months ended December 31, 2000 compared to $574,069 for the three months ended December 31, 1999. The increase of $8,617, or 1.5%, was immaterial.

     We experienced a net loss of $415,019 for the three months ended December 31, 2000 as compared with a net loss of $551,780 for the three months ended December 31, 1999. The 24.8% decrease was due to gross profit on our subsidiary's sales and a reduction in marketing and administrative personnel and other reorganization efficiencies. This decrease in net loss would have been greater except for the increase in amortization of intangible assets amounting to $120,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had cash and cash equivalents of $34,255 as compared to $3,558 at December 31, 1999. Cash utilized in operations was $715,670 for the nine months ending December 31, 2000, as compared to $1,277,646 for the comparative prior year period. The decrease of $561,976 of cash utilized in operations was primarily attributable to a decrease in our net loss.

     We utilized $552,227 cash in investing activities for the nine month period ended December 31, 2000 as compared to $46,713 for the nine months ended December 31, 1999. The primary use of cash in investing activities for the current year related to the acquisition of an interest in a subsidiary.

     Cash flow provided from financing activities of $1,267,853 for the nine months ended December 31, 2000 resulted primarily from net advances from related parties. This compares to $1,325,749 of cash flow generated during the nine months ended December 31, 1999 from net advances from related parties and convertible notes payable that were subsequently converted to equity.

     We anticipate future liquidity needs for product production and operations will be met through increased product sales supplemented by equity and debt financing primarily from our major shareholder, Dominion Capital Pty Ltd.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On November 16, 2000, we issued 30,000 shares of common stock to Mark Robinson and 30,000 shares of common stock to James Hirst as stock grants pursuant to the terms of their employment agreements. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On September 18, 2000, we issued a Nonnegotiable Secured Convertible Promissory Note in the amount of $500,000 to Dominion Capital Pty Ltd. The note bears interest at the rate of eight percent per annum and interest is payable quarterly. The note is due September 18, 2001, but may be called for prepayment at the option of the holder with a 30-day notice. The note is convertible at the option of the holder upon 30-day notice into shares of Solpower's common stock at a conversion price equal to the lesser of (a) market price at the date of notice of conversion or (b) $0.40 per share. The note was issued in reliance on the exemption from registration of the security provided by Section 4(2) of the Securities Act.

     On December 19, 2000, we agreed to issue 100,000 shares of our common stock to Perix Industries, Inc. in consideration for the purchase of assets comprising its E*COR division. The 100,000 shares issued in exchange for the assets were valued at $19,816. The shares were issued in reliance on the exemption from registration of such shares as provided by Section 4(2) of the Securities Act.

     On December 20, 2000, we agreed to issue a total of 375,000 shares of common stock and warrants to purchase 250,000 shares of common stock in cancellation of $189,795 of debt owing to Dominion Capital, Inc. Of the shares issued, 125,000 were issued to Trond Matteson and 250,000 shares were issued to Dominion Capital, Inc. All warrants were issued to Dominion Capital, Inc., are exercisable at $0.40 per share and expire on December 31, 2002. The shares and warrants were issued in reliance on the exemption from registration of these securities provided by Section 4(2) of the Securities Act.

     On December 29, 2000, we agreed to issue 1,060,000 shares of our common stock to Bell Capital Corporation. The shares were issued for consideration of cancellation of $265,000 of debt. We also agreed to register these shares for resale. The shares were issued on reliance on the exemption from registration of the shares provided by Section 4(2) of the Securities Act.

     On December 29, 2000, we agreed to issue 482,260 shares of our common stock to Dominion Capital Pty Ltd. The shares were issued for consideration of cancellation of $120,565 of debt. We also agreed to register these shares for resale. The shares were issued on reliance on the exemption from registration of the shares provided by Section 4(2) of the Securities Act.

     On December 29, 2000, we agreed to issue 420,000 shares of our common stock to Intavest Pty Ltd. The shares were issued for consideration of cancellation of $105,000 of debt. We also agreed to register these shares for resale. The shares were issued on reliance on the exemption from registration of the shares provided by Section 4(2) of the Securities Act.

     On December 29, 2000, we agreed to issue 16,993 shares of our common stock to Kurt Kramarenko. The shares were issued for consideration of cancellation of $4,248 of debt. We also agreed to register these shares for resale. The shares were issued on reliance on the exemption from registration of the shares provided by Section 4(2) of the Securities Act.

     On December 29, 2000, we agreed to issue 35,826 shares of our common stock to Fraser Moffat. The shares were issued for consideration of cancellation of $8,957 of debt. We also agreed to register these shares for resale. The shares were issued on reliance on the exemption from registration of the shares provided by Section 4(2) of the Securities Act.

     On December 29, 2000, we agreed to issue 394,294 shares of our common stock to Bio Engineering Pty Ltd. The shares were issued for consideration of cancellation of $98,573 of debt. We also agreed to register these shares for resale. The shares were issued on reliance on the exemption from registration of the shares provided by Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Solpower's Annual Meeting of Shareholders was held on December 11, 2000. Proxies were solicited for votes on matters proposed at the meeting in accordance with Regulation 14A promulgated under the Securities Exchange Act of 1934. Solpower's Proxy Statement for Annual Meeting of Shareholders was filed with the Securities and Exchange Commission on November 13, 2000. The record date to determine shareholders eligible to vote at the meeting was October 31, 2000. As of this record date, 28,250,691 shares of common stock were outstanding and eligible to be voted on matters before the meeting. At the meeting, holders of 19,844,382 shares were present in person or by proxy, which constituted a quorum.

     The first matter submitted for vote by the shareholders was the election of Fraser M. Moffat, III, Peter D. Voss, Mark S. Robinson, James H. Hirst, Jerry W. Goddard and Naoya Yoshikawa as the directors of Solpower. A total of 19,505,952 shares were voted for each of these candidates and 204,130 against. As a result of the vote, all candidates were elected to serve on Solpower's Board of Directors until the next annual meeting of shareholders or until their successors are elected and qualified.

     The second matter submitted to the shareholders was for approval of an amendment to Solpower's Articles of Incorporation increasing the number of shares of common stock Solpower may issue from 30,000,000 to 100,000,000. A total of 19,531,652 shares were voted for approval of the amendment and 258,430 were voted against. As a result of the vote, the amendment to the Articles of Incorporation was approved.

     The third matter submitted to the shareholders was for approval of an amendment to Solpower's Stock Option and Incentive Plan ("PLAN"). The amendment to the Plan provided that the number of shares of common stock subject to issuance under the Plan would be increased from 2,500,000 to 5,000,000. A total of 19,578,799 shares were voted in favor of the amendment and 257,930 against. As a result of the vote, the amendment of the Plan was approved.

     The final matter submitted to the shareholders was for the ratification of the retention of Semple & Cooper, LLP as Solpower's independent auditors. A total of 19,575,952 shares were voted in favor of retention and 204,130 against. As a result of the vote, the retention of Semple & Cooper, LLP as the independent auditors of Solpower was approved.

     No other matters were voted on at the meeting.

ITEM 5. OTHER INFORMATION

     In December 2000, we formed a new Enzyme Products Division. This division will focus on the development and marketing of enzyme technologies with potential commercial value. Stephen J. Kraynak was appointed as vice president to head this division. Mr. Kraynak holds a B.S. in chemical engineering and has over 25 years experience in the area of environmental and water management.

On December 22, 2000, we acquired from Perix Industries, Inc. ("PERIX INDUSTRIES") assets comprising Perix Industries' E*COR division. These assets will be operated by our Enzyme Products Division. The assets include rights to the E*COR name and the ezKLEAN(TM), soilKLEAN(TM) and petroKLEAN(TM) trademarks, inventory, proprietary formula, customer lists and contracts. The KLEAN(TM) product line consists of enzyme based products utilized for cleaning, degreasing, odor control, soil and groundwater remediation, waste water treatment and petroleum deposit removal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

       10.28 Nonnegotiable Secured Convertible Promissory Note in the principal amount of $500,000 dated September 18, 2000 issued by Solpower Corporation to Dominion Capital Pty Ltd.

       10.29 Amendment to Lease between Arizona Industrial Capital, LP and Solpower Corporation dated December 15, 2000.

       10.30 Agreement for the Sale of Assets between Perix Industries, Inc. and Solpower Corporation dated December 19, 2000.

       10.31 Letter Re: Settlement of Client Services Account Agreement between Dominion Securities, Inc. and Solpower Corporation dated December 20, 2000.

       10.32 Letter Re: Agreement for Conversion of Debt into Shares between Bell Capital Corporation and Solpower Corporation dated December 29, 2000.

       10.33 Letter Re: Agreement for Conversion of Debt into Shares between Dominion Capital Pty Ltd. and Solpower Corporation dated December 29, 2000.

       10.34 Letter Re: Agreement for Conversion of Debt into Shares between Intavest Pty Ltd. and Solpower Corporation dated December 29, 2000.

       10.35 Letter Re: Agreement for Conversion of Debt into Shares between Kurt Kramarenko and Solpower Corporation dated December 29, 2000.

       10.36 Letter Re: Agreement for Conversion of Debt into Shares between Fraser Moffat and Solpower Corporation dated December 29, 2000.

       10.37 Letter Re: Agreement for Conversion of Debt into Shares between Bio Engineering Pty Ltd. and Solpower Corporation dated December 29, 2000.

(b) REPORTS ON FORM 8-K.

     During the three month period ended December 31, 2000, Solpower filed one report on Form 8-K and one on Form 8-K/A. The Form 8-K was filed on September 13, 2000 and the Form 8-K/A was filed on November 16, 2000. Both of these reports related to Solpower's acquisition of 50% of the outstanding stock of Protocol Resource Management, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                            SOLPOWER CORPORATION
                                            (Registrant)


Dated: February 20, 2001                    By /s/ James H. Hirst
                                               ---------------------------------
                                               James H. Hirst
                                               Secretary/Treasurer