Form 10KSB
period 2001-03-31
SOLPOWER CORP
filed 2001-08-07
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to ________________

                         Commission File Number: 0-29780


                              SOLPOWER CORPORATION
                 (Name of Small Business Issuer in its Charter)


                 Nevada                                          87-0384678
    (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)


          4247 West Adams Street
            Phoenix, Arizona                                       85009
(Address of Principal Executive Offices)                         (Zip Code)


                                 ((602)447-9979
                           (Issuer's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $1,157,143.

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on April 2, 2001 was approximately $3,500,000.

     The number of shares outstanding of the registrant's classes of common stock, as of March 31, 2001 was 31,255,064.

                    Documents incorporated by reference: None

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

     Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions. Forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Wherever possible, we have identified the forward-looking statements by words such as "ANTICIPATES," "BELIEVES," "CONTEMPLATES," ESTIMATES," "EXPECTS," "INTENDS," "PLANS," "PROJECTS," "FORECASTS" and similar expressions. We may also make additional forward looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases or otherwise.

     Our forward-looking statements involve risks and uncertainties, reflect only our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" and
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as those discussed elsewhere herein and in the exhibits hereto and incorporated by reference.

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

     The inclusion of such forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations, financial projections, performance or acceptance of our products in the market place will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     We  are  in  the  business  of  producing,  marketing  and  distributing  a
proprietary  enzyme-based  fuel  enhancing  product,   SOLTRON,  an  ozone  safe
alternative refrigerant, SP34E, and the KLEAN range of enzyme based cleaner, bio-remediation and petroleum deposit control agents. Our business plan contemplates distribution of these products throughout the United States, Canada and Mexico. SOLTRON is manufactured at our production facility in Phoenix, Arizona and distributed through traditional channels, including fuel
wholesalers,   oil  distributors  for  bulk  treatment,  marine  and  automotive
after-market   stores,   appointed   distributors  and  directly  to  end-users.
Manufacturing of SP34E is conducted at our 50%-owned subsidiary in Canada and distributed through wholesale distributors of refrigeration products and automotive aftermarket air conditioning service centers in Canada and the United States.

     We were originally incorporated in Utah in 1982 as Dynafuel Corporation and our original business involved research and development of an experimental fuel using alcohol and other chemicals in a proprietary combination to produce a gasoline-like motor fuel. In July 1996, we merged into a newly-formed subsidiary incorporated in Nevada to change our corporate domicile. In November 1996, we entered into a licensing agreement with Dominion Capital Pty Ltd. ("DOMINION CAPITAL") to acquire the exclusive manufacturing, distribution, marketing and sales rights for SOLTRON in the United States, Canada and Mexico. As a result of entering into this licensing agreement, Dominion Capital and its affiliates gained control and a new Board of Directors and new management were installed. A corporate philosophy of acquiring and commercializing environmentally friendly products was initiated. In June 1998, we entered into a second licensing agreement with Dominion Capital and acquired the exclusive manufacturing, distribution, marketing and sales rights for the product SP34E in the United States, Canada and Mexico. In December 2000, we acquired the E*COR enzyme division of Perix Industries, Inc., including all the rights to the KLEAN product line.

PRODUCTS

     SOLTRON. SOLTRON is an enzyme-based liquid fuel enhancing product that was developed over a period of 18 years by a group of scientists at the Japanese Institute of Bio-Energy. Use data has shown that, when added to liquid fossil fuels, SOLTRON reduces particulate exhaust emissions and smoke, improves fuel economy, controls fuel sludge and other impurities and ultimately lowers engine maintenance costs. In addition, when mixed with liquid fuels, SOLTRON changes the fuel's molecular structure and improves its oxygen absorption and combustion efficiency. The enzymes contained in SOLTRON essentially "FEED" on the contaminants that cause fuel degradation. SOLTRON can be added to all liquid fossil fuels including gasoline, diesel and light and heavy oils either at the fuel pump or in bulk fuel tanks. We continue to conduct field and objective laboratory testing of SOLTRON and are developing a database of independent test data regarding the effects of use of SOLTRON as a liquid fossil fuel additive.

     We are marketing SOLTRON in North America as a natural enzyme product that will reduce emissions, improve fuel economy and reduce engine maintenance. SOLTRON has been sold commercially in Japan since 1993 and in Australia since 1996 and was awarded the 1997 Best New Aftermarket Product Award (Chemical) by the Australian Automotive Aftermarket Association. SOLTRON sales have increased during our last fiscal year as a result of product acceptance and use in the marine industry where biological fuel contamination is a persistent problem. New applications for SOLTRON in the treatment of diesel and other heavier fuels in small power generation plants have also contributed to increased sales.

     SP34E. SP34E is a non-ozone depleting refrigerant developed in Japan by the Kinoh-Kinzohu Company as a replacement for ozone-depleting fluorinated refrigerants commonly used today. SP34E is currently sold in Japan, Australia and other Asian rim countries. Significant use data has been developed for this product, the results of which have consistently shown that SP34E is an acceptable near "DROP-IN" replacement for CFC-R-12 in mineral oil based refrigerant applications. SP34E generally does not require replacement of mechanical components or removal of mineral oils that are found in older refrigeration systems. Applications of this product include automotive, domestic, commercial and transport refrigeration and air conditioning systems as an alternative to CFC- R-12 (Freon(R)) and other fluorinated refrigerants.

     KLEAN. The KLEAN line of products includes EZKLEAN, SOILKLEAN and PETROKLEAN. EZKLEAN is a degreaser, cleaner and deodorizer that is designed to promote cleaning of oils, fats and grease from various surfaces and is also effective in removing petroleum-based products from a variety of substrates including metals. It also controls and eliminates odors from organic sources. SOILKLEAN is an accelerator used in bio-remediation and is effective on petroleum releases to soil and groundwater. SOILKLEAN has also been effective in reducing MTBE, chlorinated hydrocarbons, PAHs and other recalcitrant compounds found in contaminated soils. PETROKLEAN is a petroleum deposit control agent that has shown effectiveness in removal of heavy petroleum-based deposits. Applications range from fabric stain removal to rejuvenation of oil wells.

SUPPLIERS

     SOLTRON. SOLTRON consists of natural organic enzymes mixed with low odor base solvent. The enzyme concentrate used in the manufacture of SOLTRON is produced exclusively by Neway Japan K.K. of Tokyo, Japan and supplied to us through our licensing agreement with Dominion Capital. Neway Japan K.K. has informed us that it currently has sufficient inventory of enzyme concentrate on hand to supply our anticipated needs through 2001 and 2002. Low odor base solvent is readily available through numerous local suppliers. We have also developed our own proprietary bottle design for retail packaging and have selected manufacturers that can produce our bottles in quantities sufficient to meet our anticipated needs.

     SP34E. The components of SP34E are readily available from numerous local and national suppliers.

     KLEAN. The enzymes used in the KLEAN products are purchased from Advanced Bio Catalytics Corporation in Newport Beach, California. Other materials used in the manufacture of the KLEAN products are generally available from numerous suppliers.

MARKETING STRATEGIES

     We are developing new and improving existing products through direct contact with end users. Other activities to promote our products include the identification and development of operations, marketing, accounting and administrative systems, all of which we also hope will increase our efficiency. We have established a corporate communications system supported by an in-house desktop publishing department and continually upgrade our corporate image with improved logos, Web site changes, product brochures, trade show materials, product labeling and packaging and all related marketing materials.

     SOLTRON. The fuel market may be divided into distinct groups such as gasoline, diesel, bunker and aviation fuel users. These groups can be further subdivided into distinct user segments, such as commercial transport fleets, government fleets, marine transport fleets, retail distribution and industrial. We believe that SOLTRON is able to greatly benefit fuel consumers in all of these markets. Our objective is to penetrate the fuel treatment market and increase fuel treatment usage of SOLTRON over a five-year period while establishing consumer recognition of the SOLTRON brand name in each user market segment.

     The United States Environmental Protection Agency ("EPA") designated a number of "NON-ATTAINMENT ZONES" in areas with severe emission problems, resulting in certain fleet operators being forced to test or to start using alternative fuels such as propane or natural gas. New regulations continue to be imposed to regulate fuel specifications and exhaust emissions. We believe that this increased regulation will create opportunities for consumer acceptance of SOLTRON and we are focusing on all North American markets.

     We began distribution of SOLTRON in June 1998. We originally attempted to create distribution for SOLTRON through a series of licensing agreements. We terminated these licensing arrangements in 1999, and we now manage all our manufacturing and distribution systems at the company level, with no outsourcing or licensing to third parties. We are currently utilizing distributors, oil marketers, independent sales representatives and direct sales activities to provide a focused marketing effort, which we believe will expose SOLTRON directly to prospective customers. We employ a national sales manager who develops and services distributors and independent sales representatives throughout the United States, Canada and Mexico. All sales orders are serviced from our Phoenix, Arizona production facility. We also utilize other traditional distribution channels including a Web site and resale distribution through retail chains such as NAPA.

     SP34E. Refrigerants are widely used in motor vehicle air-conditioning and refrigeration units in the residential, automotive, commercial and transportation sectors. Historically, chlorofluorocarbons ("CFCS"), hydrochlorofluorocarbons ("HCFCS") and hydrofluorocarbons ("HFCS") have been utilized as refrigerants. CFCs used as refrigerants include R-12, HCFCs include R-406A, and HFCs include R-134a. Emissions of CFCs and HCFCs have been proven to cause depletion of the ozone layer resulting in global warming. The EPA has banned production or importation of CFCs and production of HCFCs is scheduled to be phased out in the United States by 2030. Although HFCs also contain gases that have global warming potential, HFCs have not yet been banned or scheduled for phase-out. We market SP34E as an environmentally safe replacement for R-12 refrigerants with greater efficiency and less environmental impact.

     In August 2000 we acquired a 50% interest in Protocol Resource Management, Inc. ("PROTOCOL") of Aurora, Ontario Canada. We were previously engaged in a joint venture for the manufacture and distribution of SP34E with Protocol through Solpower Canada Inc., an Ontario corporation, owned equally by Protocol and us. We have discontinued the joint venture and account for Protocol's activities as a subsidiary. The assets of Protocol consist of plant and equipment used by Protocol in its business of refrigerant blending, recycling, repackaging, conversion and distribution services. Protocol is the largest HFC-R134a repackaging operation in Canada and manufactures leading technology refrigerant reclamation and blending equipment. Protocol has a fully operational SP34E refrigerant blending plant capable of producing over 18,000 tonnes per annum. This facility is currently producing and supplying SP34E to various Canadian customers including Canadian Tire Corporation, Canada's largest automotive service retailer, CAMCO Inc., a division of GE, and Canada's largest appliance OEM service company, and other major Canadian HVACR wholesalers with Canada-wide distribution. We obtained Environmental Protection Agency approval of SP34E in December 2000. See "REGULATIONS" below. In January 2001 we entered into an arrangement with Environmental Technologies, Inc. for distribution of SP34E in the United States.

     KLEAN. In December 2000 we acquired certain assets of the E*COR division of Perix Industries, Inc., including the KLEAN brand names of EZKLEAN, SOILKLEAN and PETROKLEAN. Applications for these products include cleaning, degreasing, odor control, soil and groundwater remediation, wastewater treatment and petroleum deposit removal. All the KLEAN products are environmentally safe. We currently market these products through our SOLTRON distributor network and by direct selling.

PRODUCT RIGHTS AGREEMENTS

     SOLTRON. In 1996, we acquired the exclusive rights to produce, market and distribute SOLTRON in North America through an agreement with Dominion Capital in consideration for 5,000,000 shares of our common stock and the grant of certain options and payment of cash consideration upon meeting certain sales levels. The agreement was amended in 1997 and has a five-year term that may be renewed at our option for an additional five-year term. We also have a right of first refusal to commercialize SOLTRON and other products controlled by Dominion Capital on a global basis, except Japan, on terms to be negotiated on a territory by territory and product by product basis.

     SP34E. In June 1998, we acquired the exclusive rights to produce, market and distribute SP34E in North America through an agreement with Dominion Capital in consideration for 6,000,000 shares of our common stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram (subsequently amended to 2.5% of gross sales) of SP34E that we sell. The initial term of the agreement was for five years and was amended in June 1999 to commence on the date we first achieved sales of SP34E sufficient to establish a predictable growth rate or July 1, 2000, whichever came first. This agreement may also be renewed for an additional five years at our option.

     KLEAN. We acquired various assets comprising the E*COR division of Perix Industries, Inc. in consideration for 100,000 shares of our common stock. The assets included the rights to the E*COR name and Web site, the EZKLEAN, SOILKLEAN, and PETROKLEAN trademarks, inventory, proprietary formula, customer lists and contracts.

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

     We have registered the trademark "SOLTRON" and the service mark "SOLPOWER" with the United States Patent and Trademark Office ("USPTO"). We have also registered SOLTRON with the EPA for use as an aftermarket additive and for bulk fuel treatment. Dominion Capital has registered "SP34E" as a trademark with the USPTO.

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

     Some products already in the marketplace that may compete directly with SOLTRON include STP Gas Treatment, STP Diesel Treatment and STP Smoke Treatment (all produced by First Brands Corporation), Slick 50 (produced by Slick 50 Products Corporation), Valvtect VT-5000 (produced by Valvtect Petroleum Products Corp.) and Fuelon (produced by Fuelon International, Inc.). We believe that we can successfully compete with these products and penetrate the fuel additive market due to the unique environmentally friendly characteristics and multi-function applications of SOLTRON. See "DESCRIPTION OF BUSINESS-PRODUCTS" above.

     With respect to SP34E, we will compete with numerous national and international companies that produce refrigerants and blended alternatives, including DuPont, Elf Autochem, ICI and Allied Signal, among others. Certain of our competitors' products contain HCFCs, the production of which is scheduled to be phased out. With respect to other products containing HFCs, SP34E may be used in existing R-12 mineral oil based systems with less costly conversions of such systems. We believe that the regulatory ban and phase-out of certain refrigerants combined with the environmentally safe characteristics and product utility of SP34E will allow us to compete successfully in the refrigerant market. However, there can be no assurance that we will be able to successfully market SP34E as a viable alternative to the refrigerants that currently enjoy widespread market acceptance.

     The KLEAN products compete with other organic based solvents, degreasers and bioremediation products including Soygold. We are just commencing with the marketing of these products and are unable to predict market acceptance at this time.

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

PRODUCTION FACILITIES

     Our primary production facility is in Phoenix, Arizona. This facility serves as our production, warehousing and distribution plant for SOLTRON and the KLEAN enzyme products, as well as our administrative offices. The facility has capacity to produce up to 3,000,000 gallons of SOLTRON per year. We expect that this capacity will meet our needs for SOLTRON into the foreseeable future. See "DESCRIPTION OF PROPERTY" and "NOTES TO THE FINANCIAL STATEMENTS - Note 5."

     Our SP34E product is currently produced in Canada by Protocol at its facilities. Protocol has a fully operational SP34E refrigerant blending plant capable of producing over 18,000 tonnes per annum. This facility is currently producing and supplying SP34E to various Canadian customers. We anticipate that this production arrangement will produce sufficient product for the Canadian and United States market in the foreseeable future.

REGULATION

     The use of certain chemicals and other substances is subject to extensive and frequently changing federal, state, provincial and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. Since our products utilize chemicals that are classified under applicable laws as combustible and hazardous chemicals or substances, we have incurred costs of approximately $500,000 to ensure that the Phoenix facility is in compliance with state and local requirements for the chemicals utilized in the production of SOLTRON. In addition, we also provide all required warning labels and instructions for the handling of these substances.

     Aftermarket fuel additives are required to be registered with the EPA Fuels and Energy Division. We have registered SOLTRON both as an additive and for the bulk treatment of fuels.

     Like all companies, we are also subject to regulation by the Federal Trade Commission ("FTC") with respect to the marketing of our products. Although the FTC has a long history of pursuing enforcement actions against fuel saving, fuel additive and oil additive products, we believe we have sufficient research, independent testing, use data and scientific evidence to substantiate our advertising and promotional claims regarding Soltron.

     We filed an Information Notice with the EPA under the Significant New Alternatives Policy ("SNAP") program in order to categorize the acceptable uses of SP34E and in December 2000, SP34E was added to the EPA/SNAP list of acceptable alternatives. In March of 2001, marketing of SP34E commenced in the United States.

     EZKLEAN meets all requirements of the Air Quality Management District ("AQMD") of Los Angeles and is certified by the Southern California AQMD as a clean air solvent. EZKLEAN is acceptable in food grade applications under FDA 21 CFR 178. 3400. SOILKLEAN has environmental approval from the State of Florida. None of the KLEAN products contain hazardous material, and are all biodegradable.

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

EMPLOYEES

     At June 30, 2000, we employed four full time personnel, including one administrative, two production and one sales employee. Our employees are not covered by any collective bargaining agreements and we consider our relationship with our employees to be good.

FACTORS AFFECTING FUTURE PERFORMANCE

     LIMITED OPERATING HISTORY. Our current operations have been implemented since November 1996, but our business plan has not yet been fully implemented. Accordingly, we have only a limited operating history with respect to the distribution and marketing of SOLTRON and we are still in the early stages of marketing SP34E. Additionally, we have only just commenced marketing the KLEAN products, and have no current history with these operations, and have only limited experience in enzyme product marketing and sales.

     HISTORY OF LOSSES. We have consistently had negative cash flow, operating losses and insufficient liquidity with respect to current operations, all of which we expect to continue until our sales revenues increase substantially. There can be no assurance that we will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future.

     ADDITIONAL CAPITAL REQUIREMENT. We will require significant additional capital to meet our growth objectives and to fully implement our business plan and expand our operations. While we have received capital infusions from Dominion Capital and other investors in the past, there can be no assurance that these investments will continue. We may also seek additional debt or equity financing through banks, other financial institutions, companies or individuals, but no assurance can be given that we will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. Further, even if such financing is obtained, no assurance can be given that such would be adequate to meet our needs for the foreseeable future. If we are unsuccessful in obtaining sufficient additional capital, our ability to continue as a viable business enterprise will be substantially impaired.

     NEED TO DEVELOP SALES AND PRODUCT AWARENESS. Establishment of a distribution network sufficient to supply customer demand for SOLTRON will be critical to our success. We anticipate developing this network primarily through traditional marketing channels, such as distributors, in the fuel, oil chemical and automotive aftermarket industries. We have established the distribution of SP34E through a company with a national network. However, the refrigerant market is highly competitive and acceptance of our product may require substantial time and marketing efforts. Numerous factors, including lack of sufficient inventory or capital, or failure of our products to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties we will face in establishing an efficient distribution network for our products. While we intend to engage qualified personnel to assist in establishing our distribution network, no assurance can be given that our products will be accepted by industrial or retail consumers, that a satisfactory distribution network can be established or that our operations will ever be profitable.

     UNCERTAINTY OF WIDESPREAD MARKET ACCEPTANCE OF PRODUCTS, LIMITED MARKETING EXPERIENCE. We are still in the early stages of marketing SOLTRON and SP34E and have only just commenced marketing the KLEAN product line. As is typical with new products, demand and market acceptance for our products is subject to a high degree of uncertainty. Achieving widespread market acceptance for our products will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of our products. The prospects for our product line will be largely dependent upon our ability to achieve market penetration, which will require significant efforts on our part to create awareness of and demand for our products. Our ability to build our customer base will depend in large part on our ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that our products will achieve widespread market acceptance or that our marketing efforts will result in profitable operations.

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

     LIMITED PRODUCT LINE. We currently hold the marketing and distribution rights to SOLTRON and SP34E and we only recently acquired the KLEAN range of enzyme products. Our future success and profitability will, to a very high degree, depend upon the market acceptance of these products and our ability to improve these products and develop additional products to meet consumer approval.

     SUPPLY, CAPACITY AND DISTRIBUTION CONSTRAINTS. To successfully market our products, we must be able to fill orders promptly for our sales. Our ability to meet our supply requirements promptly will depend on numerous factors including our ability to establish successfully an effective distribution network and to maintain adequate inventories. The ability of our sole supplier of the SOLTRON enzyme to adequately produce the chemicals needed to produce SOLTRON in volumes sufficient to meet demand will also affect our ability to produce this product. Failure to adequately supply products to distributors and retailers or of any of our suppliers to produce sufficient materials to meet our demand would materially adversely impact our operations.

     DEPENDENCE UPON RAW MATERIALS AND SUPPLIERS. We are dependent on a single supplier of the enzyme concentrate needed to make SOLTRON and on other suppliers of chemicals. Chemicals are subject to price fluctuations based upon supply and demand. In addition, because the SOLTRON enzyme is produced in Japan, fluctuations in currency values could adversely affect our cost of this product. Interruption of our product supply could result from several factors, such as disruption of supply of raw product, work stoppages, strikes or other labor difficulties, changes in governmental or international regulations or natural or man caused disasters occurring with respect to our suppliers. Any increase in the costs of our raw materials or disruption of our suppliers could severely and adversely affect our business operations.

     RELIANCE ON MANAGEMENT; LIMITED PERSONNEL. Attracting and retaining qualified personnel is critical to our business plan. In particular, our success is highly dependent on the services of our Chief Executive Officer, James H. Hirst. We have an employment agreement in place with Mr. Hirst, but we do not maintain key man life insurance. There can be no assurance that we will not lose the benefit of his services. The loss of Mr. Hirst's services or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

     MANAGEMENT OF GROWTH. We anticipate growth in the future, which will require effective management of all aspects of our business. If achieved, this growth may place significant strains on our financial, managerial, personnel and other resources. Failure to effectively manage our anticipated growth could have a materially adverse effect on our business and profitability.

     SEASONAL FLUCTUATIONS. Our limited experience in the refrigerant market suggests that a greater demand for SP34E will occur in summer months, which is anticipated to result in higher revenues in our first and second fiscal quarters ending June 30 and September 30, respectively. Fluctuations in our quarterly operating results may impact the market for our common stock and could cause high volatility in its trading price.

     COMPETITION. The markets for fuel additives, refrigerants, and enzyme based cleaning and bio-remediation products are highly competitive. We believe that our products and our management's qualifications will enable us to compete effectively in these markets, but we cannot give any assurance that we will be successful. We will be competing with established manufacturers and distributors that have already developed brand recognition and gained consumer acceptance. Many of these competitors have significantly greater financial, marketing, personnel, managerial and other resources than we do. New competitors may also enter these markets. Even though we believe our products are superior to those of our competitors, our lack of financial strength and brand recognition will be significant disadvantages to our ability to penetrate and compete in our target markets.

     LIMITED PATENT AND PROPRIETARY INFORMATION PROTECTION. We do not believe that our products or our proprietary production processes infringe on anyone else's proprietary rights, but we cannot give any assurance that infringement claims will not be made against us. If it is determined that our products or processes do infringe someone else's proprietary rights, we could be required to modify our products or processes or obtain a license to continue our use of them. There can be no assurance that we would be able to do this in a timely manner, upon acceptable terms and conditions or at all. Our failure to do so would have a material adverse effect on our business. In addition, there can be no assurance that we would have the financial or other resources necessary to prosecute or defend a patent infringement or other proprietary rights action. Moreover, if any of our products or processes were held to infringe patents or proprietary rights of others, we could, under certain circumstances, be held liable for damages, which could be significant in amount and which could materially and adversely effect our operations. We rely on confidentiality agreements, trade secret protection and other methods to protect our processes, concepts, ideas, documentation and other information related to our products and proprietary processes. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar products and processes. All of our employees are required to sign non-disclosure, non-competition and inventions agreements, but there can be no assurance that a court would enforce such agreements or that they would provide us with any meaningful protection. There can be no assurance that we will be able to adequately protect our trade secrets or that other companies will not acquire information that we consider proprietary.

     PRODUCT ACQUISITION AGREEMENT. Our rights to manufacture and distribute SOLTRON and SP34E, as well as the process, formulae and other proprietary rights related to such products, are contained in product acquisition agreements with Dominion Capital. Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations. Additionally, our rights with respect to our products under these agreements are limited to terms of five years, each of which are extendable.

     NEED FOR ADDITIONAL PRODUCT DEVELOPMENT. We believe that our development work on SOLTRON, SP34E and the KLEAN products is substantially complete, but testing of these products in the United States has been limited. We anticipate that our future research and development activities, combined with experience we hope to gain from commercial production and use of our products will result in the need for further refinement of our products and development of new products. Such refinements and development may be required for our products to remain competitive. There can be no assurance that we will have the experience or the resources necessary to make such improvements to our product line, which could have a significant negative impact on our business.

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

     INTERNATIONAL TRADE. We anticipate selling SOLTRON, SP34E and our KLEAN products in both Canada and Mexico, as well as importing SOLTRON concentrate from Japan. We may also sell the KLEAN product in other countries. This will expose our business to certain additional risks related to doing business internationally, which could include, among others, fluctuations in currency exchange rates, changes in both United States and foreign import and export laws and regulations, increases in tariffs, customs, foreign tax liabilities and other adverse United States and foreign tax consequences and potential difficulty in contract enforcement. Risks of conducting international business operations could have a negative impact on our overall business.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease approximately 14,000 square feet of space at 4247 West Adams, Phoenix, Arizona 85009, which houses our SOLTRON and KLEAN manufacturing, warehousing and distribution plant and serves as our administration and corporate sales office. Monthly lease payments are approximately $7,300 and the lease expires on September 14, 2002. Protocol leases approximately 18,400 square feet of space at 330 Industrial Parkway South, Aurora, Ontario, Canada, which houses an SP34E manufacturing plant, warehousing and administrative offices. Lease payments are approximately $4,300 per month and the lease expires in September, 2002. We expect these facilities to meet our needs through at least the next 12 months.

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

MARKET AND SHAREHOLDER INFORMATION

     Our common stock is traded on the OTC Bulletin Board under the symbol "SLPW." The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the fiscal years indicated. On March 31, 2000, there were approximately 350 beneficial holders of our common stock.

FISCAL YEAR         QUARTER ENDED                  HIGH                 LOW
-----------         -------------                  ----                 ---
1998                June 30, 1997                  $  1.50            $  1.50
                    September 30, 1997             $0.4062            $0.4062
                    December 31, 1997              $ 0.625            $ 0.625
                    March 31, 1998                 $  2.75            $ 2.625

1999                June 30, 1998                  $  3.50            $  2.25
                    September 30, 1998             $ 2.687            $ 1.375
                    December 31, 1998              $  2.50            $ 1.187
                    March 31, 1999                 $ 2.625            $ 1.281

2000                June 30, 1999                  $ 2.125            $  1.25
                    September 30, 1999             $  1.75            $ 1.125
                    December 31, 1999              $1.1562            $  0.25
                    March 31, 2000                 $  1.75            $ 0.375

2001                June 30, 2000                  $  1.44            $  0.41
                    September 30, 2000             $  0.88            $  0.31
                    December 31, 2000              $  0.61            $  0.24
                    March 31, 2001                 $  0.41            $  0.16

DIVIDEND POLICY

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

RECENT UNREGISTERED STOCK ISSUANCES

     On January 26, 2001, we issued a total of 60,000 shares of common stock to officers as stock grants pursuant to the terms of their employment agreements. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On January 26, 2001, we issued 375,000 shares of common stock at a price of $0.40 per share and granted a warrant for the purchase of 250,000 shares of common stock at $0.40 per share. The shares and warrants were issued to Dominion Capital, Inc. in settlement of $189,795 owed for investor relations services. These shares were issued in reliance on exemption from registration provided by
Section 4(2) of the Securities Act.

     On January 26, 2001, we issued 2,409,373 shares of common stock at the issue price of $0.25 per share to settle various advances, loans and accounts payable in the total amount of $602,343. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On January 31, 2001, we commenced an offering of up to 2,500,000 units, each consisting of one share of common of stock and a warrant to purchase one share of common stock. The units were offered in reliance on the exemption from registration provided under Regulation D as promulgated under the Securities Act. The units were offered at $0.20 per unit and warrants were exercisable for three years at $0.20 per share. As of March 31, 2001, we had sold 1,000,000 units. At June 30, 2001, we had sold a total of 1,350,000 units and terminated the offering.

     On March 15, 2001, we agreed to issue 130,000 shares of common stock as settlement of an investor relations service agreement at $0.20 per share. The shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our financial statements and related notes included herein. Certain statements are not based on historical facts, but are forward-looking statements that are based upon assumptions about our future conditions that could prove to be inaccurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described. Our ability to consummate transactions and achieve events or results is subject to certain risks and uncertainties, which include, but are not limited to, the existence of demand for and acceptance of our products, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting our business that are beyond our control. See "DESCRIPTION OF BUSINESS
- FACTORS AFFECTING FUTURE PERFORMANCE" above.

     We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to forward-looking statements that may be made to reflect future events or circumstances.

INTRODUCTION

     Although we continue to report significant losses, the current trend of increasing SOLTRON product sales and the introduction of SP34E and KLEAN products, together with the consolidation of income from our interest in Protocol, provides an expectation that we will achieve profitability during fiscal year 2002. The past year was a year of increased financial and operational efficiency and a decrease of overhead. We have concentrated our focus for SOLTRON on identifying distributors and developing direct sales activities in new markets such as bulk users and small generation power plants. We have also made significant progress on obtaining requisite approvals for the sale of SP34E in the United States and appointed a national distributor for the product. We have acquired other enzyme-based products and commenced selling the KLEAN products through our existing distributor network.

     In August 2000, we acquired a 50% interest in Protocol, which eliminated the need to build a plant in Syracuse, New York, that was to be financed by privately funded tax exempt bonds.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

     Revenues for the year ended March 31, 2001 were $1,157,143 as compared to $280,309 in 2000. All revenues for 2001 resulted from product sales. Our cost of sales increased for SOLTRON due to increases in the cost of raw materials and the amortization of plant leasehold improvements over the balance of the life of the lease. The introduction and inclusion of the profitable operations of our subsidiary, Protocol, resulted in a gross margin of $133,793.

     General and administrative costs for the year ended March 31, 2001 were $2,100,546 as compared to $2,188,549 for the same period ended March 31, 2000. The 4 % decrease would have been significantly greater except for the inclusion of expenses relating to the acquisition of Protocol and the commencement of amortization of SP34E rights in the amount of $360,000 and resulted primarily from decreased overhead and administrative expenses through closure of our corporate offices in Scottsdale, Arizona and consolidation to our plant office in Phoenix, Arizona.

     For the year ended March 31, 2001, we incurred a net operating loss of $2,149,849 or $0.08 per share compared to a net operating loss of $2,139,788 or $0.09 per share for the year ended March 31, 2000. These losses contributed to net cash used in operating activities of $1,274,150 and $1,414,979 for the years ended March 31, 2001 and 2000, respectively.

SEASONALITY

     Sales of our SP34E product may be subject to higher volumes in the summer months resulting in higher revenues in our first and second fiscal quarters. However, no pattern of sales volumes has yet been established.

IMPACT OF INFLATION

     We do not believe that inflation will have any material impact on its commercial activities for the ensuing year as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

     Product sales did not provide sufficient working capital to fund our operations during the period ended March 31, 2001. We used $1,274,150 of cash in our operations. Shareholder advances in the form of cash secured by promissory notes and debt by third parties provided $1,371,215, and an offering of our common stock during the year ended March 3, 2001, provided $200,000. The acquisition of Protocol and plant expansion in Phoenix utilized $467,848. For the year ended March 31, 2000, $969,473 was provided from shareholder advances and conversion of notes into our common stock. As of March 31, 2001, we had no further commitments for capital expenditures. Some working capital was provided in relation to the acquisition of Protocol in the form of cash secured by a promissory note from PICO. These combined funded the balance of our financial operating requirements.

PLAN OF OPERATIONS FOR FISCAL YEAR 2002

     We anticipate that as sales increase we will achieve profitability during fiscal year 2002. Various cost reductions and elimination of overhead expenses that do not impact on the current financial results will be reflected in fiscal year 2002. These include closure of our corporate offices in Scottsdale, Arizona and consolidation to our plant office in Phoenix, Arizona, and a significant reduction in our investor relations and administrative expenses. Future activities will be directed towards expanding existing markets for our products and penetrating new markets. On completion of a full review of our operations with the objective to eliminate the current loss situation and accelerate profitability in fiscal year 2002, we intend to conduct a complete reorganization. This review will also consider product range, distribution channels and corporate structure.

     We are in the final stages of completing the EPA/SNAP requirements in order to offer SP34E for sale in the United States. Early sales of this product in Canada confirm the demand for a non-ozone depleting alternative in R12 mineral oil based refrigerant applications. Sales of SP34E in fiscal year 2001 are expected to play a significant role in bringing us to profitability. Acquisitions of related businesses may also play a key role in the expansion and growth strategy that management has under review.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

Independent Auditors' Report................................................  17

Consolidated Balance Sheets at March 31, 2001 and 2000......................  18

Consolidated Statements of Operations for the Years Ended
  March 31, 2001 and 2000...................................................  19

Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 2001 and 2000.......................................  20

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2001 and 2000...................................................  21

Notes to the March 31, 2001 and 2000 Financial Statements...................  23

                          INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Solpower Corporation

We have audited the accompanying consolidated balance sheets of Solpower Corporation as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation as of March 31, 2001 and 2000, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred significant losses and at March 31, 2001, the Company had a deficiency in working capital. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Semple and Cooper, LLP

Semple and Cooper, LLP
Phoenix, Arizona
June 15, 2001

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 and 2000

                                                                          2001                2000
                                                                     ------------         ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                          $     14,259         $     34,299
  Accounts receivable                                                     375,640               79,726
  Inventory                                                               538,253               21,624
  Tax credit receivable                                                    23,108                   --
  Prepaid expenses                                                         33,341                   --
                                                                     ------------         ------------
       Total Current Assets                                               984,601              135,649

Property & Equipment, net                                                 559,538              377,762
Other Assets:
  Marketing licenses, net                                               2,098,333            2,558,333
  Deferred income tax asset                                                54,838                   --
  Goodwill, net                                                           320,593                   --
  Other                                                                    10,833                   --
                                                                     ------------         ------------
       Total Assets                                                  $  4,028,736         $  3,071,744
                                                                     ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank revolving line of credit                                      $    216,917         $         --
  Current portion of long-term debt                                        42,264                   --
  Loans payable to related parties                                             --              130,390
  Accounts payable - trade                                                649,430              330,093
                   - related parties                                       95,461              107,118
  Customer deposits                                                        63,336                   --
  Accrued expenses                                                        289,562              309,929
                                                                     ------------         ------------
       Total Current Liabilities                                        1,356,970              877,530

Long-Term Liabilities:
  Notes payable, less current portion                                     694,447                   --
  Loans payable to related parties, less current portion                  403,379              212,114
                                                                     ------------         ------------
       Total Liabilities                                                2,454,796            1,089,644
                                                                     ------------         ------------

Minority interest                                                          74,007                   --
                                                                     ------------         ------------

Commitments and Contingencies                                                  --                   --

Stockholders' Equity:
  Preferred stock; $0.001 par value, 5,000,000 shares authorized;
   issued and outstanding, none                                                --                   --
  Common stock; $0.01 par value, 100,000,000 shares authorized;
   issued and outstanding 31,255,064 and 27,316,066, respectively         312,551              273,161
  Common stock subscribed                                                 256,000                   --
  Additional paid in capital                                           10,120,179            8,741,730
  Accumulated deficit                                                  (9,182,640)          (7,032,791)
  Foreign currency translation adjustment                                  (6,157)                  --
                                                                     ------------         ------------
       Total Stockholders' Equity                                       1,499,933            1,982,100
                                                                     ------------         ------------
                                                                     $  4,028,736         $  3,071,744
                                                                     ============         ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2001 and 2000


                                                             2001                2000
                                                         ------------        ------------
Revenues:
  Fuel additive                                          $    314,180        $    280,309
  Refrigerant and cylinders                                   842,963                  --
                                                         ------------        ------------
                                                            1,157,143             280,309
                                                         ------------        ------------
Cost of Sales:
  Fuel additive                                               409,556             231,408
  Refrigerant and cylinders                                   613,794                  --
                                                         ------------        ------------
                                                            1,023,350             231,408
                                                         ------------        ------------
Gross Profit                                                  133,793              48,901

Expenses
  General and administrative                                2,100,546           2,188,549
                                                         ------------        ------------
Operating Loss                                             (1,966,753)         (2,139,648)
                                                         ------------        ------------
Other Income (Expense)
  Interest income                                                 502                  --
  Foreign exchange rate                                        23,143                  --
  Settlement costs                                            (86,000)                 --
  Interest expense                                           (316,429)               (140)
                                                         ------------        ------------
       Total Other Income (Expense)                          (378,784)               (140)
                                                         ------------        ------------
Net Loss Before Provision for Income Taxes,
 Minority Interest and Extraordinary Item                  (2,345,537)         (2,139,788)

Provision for Income Taxes                                     38,144                  --

Extraordinary Item - Relief of Debt                           131,095                  --

Minority Interest                                              26,449                  --
                                                         ------------        ------------
Net Loss                                                 $ (2,149,849)       $ (2,139,788)
                                                         ============        ============
Basic Loss Per Share:
  Loss from Operations available to stockholders         $      (0.08)       $      (0.09)
  Extraordinary Item                                               --                  --
                                                         ------------        ------------

Net Loss Per Share                                       $      (0.08)       $      (0.09)
                                                         ============        ============

Weighted Average Number of Shares Outstanding              28,414,286          23,498,729
                                                         ============        ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                        COMMON STOCK        ADDITIONAL      COMMON                    CUMULATIVE
                                  ----------------------     PAID IN        STOCK      ACCUMULATED   TRANSLATION
                                    SHARES       AMOUNT      CAPITAL      SUBSCRIBED     DEFICIT       ACCOUNT      TOTAL
                                    ------       ------      -------      ----------     -------       -------      -----
Balance, March 31, 1999           23,456,560    $234,566   $ 6,736,525    $     --    $(4,893,003)   $    --    $ 2,078,088

Issuance of common stock
 for lease terminations               35,000         350        39,640          --             --         --         39,990
Issuance of common stock
 for license terminations             50,000         500        55,740          --             --         --         56,240
Issuance of common stock for
  investor relation services         120,000       1,200       118,800          --             --         --        120,000
Cancellation of stock
 certificate                         (11,824)       (118)         (236)         --             --         --           (354)
Conversion of debt to equity         166,330       1,663       126,261          --             --         --        127,924
Conversion of convertible
 notes to common stock             3,500,000      35,000     1,665,000          --             --         --      1,700,000
Loss, year ended March 31, 2000           --          --            --          --     (2,139,788)        --     (2,139,788)
                                  ----------    --------   -----------    --------    -----------    -------    -----------

Balance, March 31, 2000           27,316,066     273,161     8,741,730          --     (7,032,791)        --      1,982,100

Issuance of common stock
 pursuant to employment
 agreements                          270,000       2,700       153,106          --             --         --        155,806
Issuance of warrants for
 financing costs                          --          --       182,000          --             --         --        182,000
Issuance of common stock in
 settlement of marketing
 agreements                          784,625       7,846       306,004          --             --         --        313,850
Conversion of debt and
 liabilities to equity             2,784,373      27,844       764,294          --             --         --        792,138
Issuance of common stock for
 purchase of assets                  100,000       1,000        18,818          --             --         --         19,818
130,000 common shares subscribed
 for settlement of investor
 relation services agreement         130,000       1,300        24,700          --             --         --         26,000
Common stock subscriptions
 received                                 --          --            --     256,000             --         --        256,000
Repurchase and cancellation
 of common stock                    (130,000)     (1,300)      (70,473)         --             --         --        (71,773)
Loss, year ended March 31, 2001           --          --            --          --     (2,149,849)        --     (2,149,849)
Increase in cumulative
 translation account                      --          --            --          --             --     (6,157)        (6,157)
                                  ----------    --------   -----------    --------    -----------    -------    -----------

Balance, March 31, 2001           31,255,064    $312,551   $10,120,179    $256,000    $(9,182,640)   $(6,157)     1,499,933
                                  ==========    ========   ===========    ========    ===========    =======    ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                          SOLPOWER CORPORATION
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED MARCH 31, 2001 and 2000

                                                      2001             2000
                                                   -----------      -----------

Net Loss                                           $(2,156,006)     $(2,139,788)

Other comprehensive income, net of tax
   Foreign currency translation adjustment               6,157               --
                                                   -----------      -----------

Comprehensive loss                                 $(2,149,849)     $(2,139,788)
                                                   ===========      ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                                         2001           2000
                                                      -----------   -----------
Cash Flows From Operating Activities:
  Net loss                                            $(2,149,849)  $(2,139,788)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation and amortization                          731,457       207,175
   Non-cash transactions                                  661,173       343,800
   Minority interest                                      (26,449)           --
   Changes in operating assets and liabilities:
    Accounts receivable                                  (127,060)      (29,581)
    Tax credit receivable                                   1,651            --
    Prepaid expenses                                      (11,437)           --
    Inventory                                             (94,293)       70,554
    License fee receivable                                     --     2,400,000
    Security deposits                                          --        13,922
    Deferred income tax asset                             (54,396)           --
    Accounts payable - trade                               60,253       (14,316)
                     - related parties                    (66,570)      107,118
    Customer deposits                                     (85,090)           --
    Accrued expenses                                     (113,540)       26,137
    Deferred revenue                                           --    (2,400,000)
                                                      -----------   -----------
          Net Cash Used by Operating Activities        (1,274,150)   (1,414,979)
                                                      -----------   -----------
Cash Flows from Investing Activities:
  Cash acquired in acquisition                             69,041            --
  Investment in subsidiary                               (338,900)           --
  Capital expenditures                                   (128,948)      (85,675)
                                                      -----------   -----------
          Net Cash Used by Investing Activities          (398,807)      (85,675)
                                                      -----------   -----------
Cash Flows From Financing Activities:
  Payment on capital lease                                     --        (4,060)
  Net increase in bank revolving of credit                130,367            --
  Common stock subscriptions received                     200,000            --
  Proceeds from convertible notes payable                      --       820,000
  Proceeds from notes payable                             507,845        67,500
  Loans from related parties                              863,370       969,473
  Payments on notes payable                                    --       (67,500)
  Payments to related parties                             (48,665)     (252,688)
                                                      -----------   -----------
          Net Cash Provided by Financing Activities     1,652,917     1,532,725
                                                      -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents          (20,040)       32,071
Cash and Cash Equivalents, Beginning of Year               34,299         2,228
                                                      -----------   -----------
Cash and Cash Equivalents, End of Year                $    14,259   $    34,299
                                                      ===========   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                  2001             2000
                                                                                ---------        ---------
SUPPLEMENTAL INFORMATION:
Cash Paid for:
  Interest                                                                      $ 17,983         $    140
  Income taxes                                                                  $     --         $     --

Noncash Investing and Financing:
  Issuance of common stock for lease terminations                               $     --         $ 39,990
  Issuance of common stock for license terminations                             $     --         $ 56,240
  Issuance of common stock for investor relation services                       $     --         $120,000
  Cancellation of 11,824 shares of common stock                                 $     --         $   (354)
  Issuance of common stock for conversion of debt                               $     --         $127,924
  Issuance of common stock and warrants for settlement costs and
    related interest                                                            $521,850         $     --
  Issuance of common stock for compensation                                     $155,806         $     --
  Relief of debt                                                                $(81,595)        $     --
  Issuance of common stock for liabilities                                      $111,687         $     --
  Fixed assets received as payment of accounts receivable                       $(35,000)        $     --
  Common stock subscribed for financing costs                                   $ 56,000         $     --
  Repurchase and cancellation of common stock for accrued liability             $(71,773)        $     --
  Other                                                                         $  4,198         $     --

     The Accompanying Notes are an Integral Part of the Financial Statements

                              SOLPOWER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


--------------------------------------------------------------------------------
                                     NOTE 1
           DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

ORGANIZATION

Solpower Corporation (the "COMPANY"), formerly known as Virtual Technologies, Inc. and Dynafuel Corporation, was incorporated under the laws of the State of Utah on June 7, 1982.

The Company was originally incorporated with an authorized capital of 30,000,000 shares of common stock with a par value of one cent ($0.01) per share. On December 12, 1995, the Company amended its articles of incorporation, changing its name to Virtual Technologies, Inc. and authorizing preferred stock of 5,000,000 shares at $.25 par value. On July 22, 1996, the Company changed its legal domicile to the State of Nevada. On November 22, 1997, the Company restated the articles of incorporation, changing its name to Solpower Corporation and changing its preferred stock par value to one-tenth of one cent ($.001) per share. On December 11, 2000, at the Annual Shareholders' Meeting, shareholders approved an amendment to the Company's articles of incorporation to increase the authorized shares of common stock to 100,000,000.

DESCRIPTION OF BUSINESS

The principal business purpose of the Company is the sales and distribution of SOLTRON, a fuel enhancing product and SP34E, a replacement refrigerant, and other environmentally friendly products throughout the world.

The Company has the exclusive sales, distribution, marketing and manufacturing rights for the United States, Mexico and Canada to the Solpower product, SOLTRON and SP34E.

ACQUISITIONS

During the year ended March 31, 2001, the Company acquired 50% of the outstanding stock of Protocol Resource Management Inc. and entered into and purchased the E*COR enzyme division assets of Perix Industries, Inc. (Note 4)

PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet of the Company includes the accounts of Solpower Corporation and Protocol Resource Management Inc. ("PROTOCOL"), a 50% owned Canadian subsidiary as of March 31, 2001. The consolidated statement of operations for the year ended March 31, 2001 includes the activity of Protocol from the date of acquisition, August 30, 2000 through March 31, 2001. All significant inter-company transactions and accounts have been eliminated in consolidation.

PERVASIVENESS OF ESTIMATES

The preparation of the  consolidated  financial  statements,  in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from consignment sales are recognized when payments are received.

CASH AND CASH EQUIVALENTS

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with a financial institution.

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. At March 31, 2001 and 2000 an allowance has been provided for uncollectible accounts receivable in the amounts of $4,438 and $0, respectively.

INVENTORY

Inventory at March 31, 2001 and 2000 consists, primarily, of the SOLTRON fuel additive concentrate and replacement refrigerant gases and related canisters, and is stated at the lower of cost or market using the first-in, first-out
(FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line and declining balance methods over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

Estimated useful lives of the assets are as follows:

     Computer and Office Equipment                                   5 years
     Furniture                                                     5-7 years
     Vehicles                                                        5 years
     Plant Equipment                                               5-7 years
     Leasehold Improvements                            5 years or lease term

RESEARCH AND DEVELOPMENT COSTS

All research and development costs, with the exception of capital expenditures, are expensed in the period incurred. Capital expenditures incurred for research and development activities are included in fixed assets.

IMPAIRMENT OF LONG-LIVED ASSETS

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

GOODWILL

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired and is being amortized on a straight-line basis over five years. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows.

INCOME TAXES AND INVESTMENT TAX CREDITS

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Scientific research and development investment tax credits are recorded on a project by project basis in the period when the Company has determined the related research and development expenditures qualify for the tax incentives.

BASIC LOSS PER COMMON SHARE

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2001 and 2000 diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts receivable, accounts and loans payable, customer deposits, line of credit, and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

FOREIGN CURRENCY TRANSLATION

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation's foreign operations have been translated into United States funds, as follows: (i) assets and liabilities, if any, at the rates of exchange prevailing at the balance sheet date; (ii) revenue and expenses at average exchange rates for the period in which the transaction occurred; (iii) exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and (iv) exchange gains and losses arising from the translation of the Corporation's foreign operations are deferred and included as a separate component of stockholders' equity.

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

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following at March 31, 2001 and 2000:

                                                      2001              2000
                                                   -----------        ---------
Furniture and Fixtures                             $    63,715        $  52,359
Computer and Office Equipment                           93,453           66,584
Plant Equipment                                        541,513          109,181
Leasehold Improvements                                 452,436          337,872
                                                   -----------        ---------
                                                     1,151,117          565,996
Less: Accumulated Depreciation                         (591579)        (188,234)
                                                   -----------        ---------

                                                   $   559,538        $ 377,762
                                                   ===========        =========

Depreciation expense charged to operations for the years ended March 31, 2001 and 2000, was $228,130 and $107,175, respectively.

--------------------------------------------------------------------------------
                                     NOTE 3
                                MARKETING RIGHTS
--------------------------------------------------------------------------------

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

On June 17, 1998, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SP34E (a refrigerant) encompassing the North American Market (United States, Mexico and Canada), in exchange for the issuance of 6,000,000 shares of common stock valued at $2,400,000. The contract is for a period of five years, and pursuant to an addendum to the agreement, the term of the agreement shall commence on the Company achieving ratable sales of SP34E and in no event later than July 1, 2000. The Company is amortizing these marketing rights over the period of contract. Management will reassess annually the estimated useful life and impairment, if any will be recognized when expected future operating cash flows from the marketing rights are less than the carrying value.

Amortization charged to operations for each of the years ended March 31, 2001 and 2000 was $460,000 and $100,000, respectively.

--------------------------------------------------------------------------------
                                     NOTE 4
                                  ACQUISITIONS
--------------------------------------------------------------------------------

ACQUISITION OF PROTOCOL RESOURCE MANAGEMENT INC.:

On August 30, 2000, the Company acquired 50% of the outstanding stock of Protocol Resource Management Inc., a private Ontario corporation with offices in Aurora, Ontario, Canada. PICO Holdings, Inc., a NASDAQ listed California corporation, acquired the remaining 50% interest in Protocol under the same agreement. Protocol and the Company were previously engaged in a joint venture for the manufacture and distribution of SP34E through Solpower Canada Inc., an Ontario Corporation, owned equally by Protocol and the Company.

The amount paid for the acquisition was $1,500,000 (CAN), $1,016,700 (US), in the form of $1,000,000 (CAN), $677,800 (US), cash at closing, of which half was paid by the Company and half by PICO Holdings, Inc., and promissory notes due on the second and third anniversaries of the closing date. The promissory note in the amount of $500,000 (US) was issued by PICO. The Company issued a note in the amount of $250,000 (CAN), $123,206(US), to PICO which represented one-half of the amount of the note issued by PICO in the Protocol acquisition. In the event that the annual average EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of Protocol for first two years following closing is not at least $250,000 (CAN), $123,206 (US), the amount of the second anniversary payment will be reduced based on a formula. In the event that the annual EBITDA of Protocol for third year following closing is not at least $250,000 (CAN), $123,206 (US), the amount of the third anniversary payment will also be subject to reduction based on a formula.

The funds used by the Company to complete its portion of acquisition were provided in the form of two loans from PICO in the aggregate amount of $623,206
(US). The shares of Protocol held by the Company as a result of the acquisition secure the loan. The Company granted PICO a warrant to purchase 1,000,000 shares of its common stock at $0.43 (110% of the market price on the date funds were advanced). The terms of the $500,000 (US) promissory note is for three years, with interest at LIBOR plus 2%, payable semi-annually. (Note 7)

ACQUISITION OF E*COR ASSETS

On December 22, 2000, the Company purchased the E*COR enzyme division assets of Perix Industries, Inc., of California. The Company issued 100,000 restricted shares of common stock to Perix in consideration for enzyme inventory, existing contracts and outstanding contract bids, brand names and proprietary formula.

--------------------------------------------------------------------------------
                                     NOTE 5
                                   COMMITMENTS
--------------------------------------------------------------------------------

OPERATING LEASES

The Company terminated its lease for executive office space in Scottsdale, Arizona, effective March 31, 2001.

The Company leases office equipment under a 39-month lease expiring March 2002. Rental payments are $566 per month plus rental taxes.

During the year ended March 31, 2001, the Company leased two vehicles under thirty-six month lease agreements. The monthly rental obligation under these agreements is $965.

The Company leases warehouse space for its production facility located in Phoenix, Arizona. The term of the lease is five years, expiring September 2002. On December 15, 2000, the Company entered into an Amendment to Lease for 2,739 sq. ft of additional office space at this production facility, commencing March 1, 2001. The Amendment to Lease also grants the Company an option to renew the lease for an additional 5 years at the expiration of the current lease in September 2002, for both the production facility and the additional office space. The base monthly rental for both the production and office space is approximately $7,040, plus CAM charges and property rental tax.

Protocol Resource Management leases various equipment, vehicles and office space in Canada. Monthly lease payments total $5,313. The leases expire through 2004.

Minimum future rental payments for all non-cancelable operating leases having original or remaining lease terms in excess of one year as of March 31, 2001 are as follows:

     YEAR ENDING
     MARCH 31,
     ---------
       2002                                      $ 183,226
       2003                                         59,772
       2004                                         10,460
       2005                                          7,037
                                                 ---------

                                                 $ 260,495
                                                 =========

Lease expense charged to operations for the years ended March 31, 2001 and 2000, was $142,051 and $194,814, respectively.

CONVERTIBLE PROMISSORY NOTE:

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matures on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears (Note 8).

OTHER COMMITMENTS:

Effective March 1, 2000, the Company entered into an employment agreement with Mark S. Robinson for an initial term of three (3) years. The agreement provides for a base salary of $130,000 per annum; accommodation, automobile, medical, social security allowances and such other terms and conditions as may be agreed upon from time to time; 500,000 stock options pursuant to the terms and conditions of the Solpower Corporation Stock Option and Incentive Plan and such vesting requirements as established by the compensation committee; a stock grant of 50,000 common shares effective March 1, 2000; and monthly stock grants of 10,000 shares effective the first day of each month for the term of the agreement, such shares to be issued quarterly provided agreed upon performance requirements are fulfilled. A total of 150,000 common shares were issued to Mr. Robinson as of March 31, 2001. Mr. Robinson ceased employment with the Company effective March 31, 2001, and ceased to be a director and officer of the Company effective March 31, 2001. The stock options granted to Mr. Robinson terminated effective April 30, 2001, and the stock grants to Mr. Robinson ceased effective March 31, 2001. (Note 9)

Effective April 1, 2000, the Company entered into an employment agreement with James H. Hirst for an initial term of three (3) years. The agreement provides for a base salary of $126,000 per annum; automobile, medical, social security allowances and such other terms and conditions as may be agreed upon from time to time; 500,000 stock options pursuant to the terms and conditions of the Solpower Corporation Stock Option and Incentive Plan and such vesting requirements as established by the compensation committee; a stock grant of 50,000 common shares effective April 1, 2000; and monthly stock grants of 10,000 shares effective the first day of each month for the term of the agreement, such shares to be issued quarterly provided agreed upon performance requirements are fulfilled. A total of 130,000 common shares were issued to Mr. Hirst during the year. On March 27, 2001, the Company agreed to Mr. Hirst returning the shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares be re-issued. Effective March 31, 2001 the stock grants to Mr. Hirst ceased. (Note 9)

--------------------------------------------------------------------------------
                                     NOTE 6
                                  INCOME TAXES
--------------------------------------------------------------------------------

Deferred income taxes will be determined using the asset and liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2001 and 2000, deferred tax assets on United States reported losses consist of the following:

                                                     2001               2000
                                                 -----------        -----------
     Net operating loss carryforwards            $ 1,370,000        $ 1,055,000
     Less: valuation allowance                    (1,370,000)        (1,055,000)
                                                 -----------        -----------

                                                 $        --        $        --
                                                 ===========        ===========

At March 31, 2001 and 2000, the Company had United States federal and state net operating loss carry-forwards in the approximate amount of $9,100,000 and $7,000,000, respectively, available to offset future taxable income expiring through 2021 and 2020, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carry-forwards to offset future taxable income within the carryforward periods is more likely than not. Accordingly, a 100% valuation allowance has been recorded against the net deferred tax assets.

Protocol Resource Management Inc., the 50% owned Canadian subsidiary, reports its income under Canadian taxation regulations. The company has operating losses approximating $68,000 (US) and $104,000 (US) and expire in 2007 and 2008, respectively.

At March 31, 2001, deferred tax assets in US dollars on the Canadian reported losses consist of the following:

     Net operating loss carryforwards                       $54,838
     Less: valuation allowance                                   --
                                                            -------

                                                            $54,838
                                                            =======
--------------------------------------------------------------------------------
                                     NOTE 7
                                      DEBT
--------------------------------------------------------------------------------

LINE OF CREDIT

Protocol has a revolving line of credit limited to the approximate amount of $254,000 (US). The line of credit bears interest at bank prime plus one percent, and is secured by a General Security Agreement registered under the Canadian Personal Property Securities Act. The current balance on the line of credit is $216,917 (US). The Company is currently in breach of the debt to tangible net worth covenant on the line of credit.

NOTES PAYABLE

As of March 31, 2001 consolidated notes payable consist of the following:

                                                                         2001
                                                                         ----
Prime plus 2.5% demand loan from the Bank of
Montreal with predetermined fixed monthly
repayment terms; secured by a general security
agreement and a first floating charge on
specific fixed assets.                                                $ 105,660

Note payable to PICO Holdings, Inc.; interest at
LIBOR plus 2% per annum payable semi-annually;
principal and accrued interest due August, 2003;
secured by common stock.                                                500,000

Note payable to PICO Holdings, Inc. with imputed
interest at 8% per annum.; principal payments due
August, 2002 and 2003 based on annual average
EBITDA. (Note 4)                                                        131,051
                                                                      ---------
                                                                        736,711
Less: current portion of long-term debt                                 (42,664)
                                                                      ---------

                                                                      $ 694,447
                                                                      =========

A schedule of future minimum principal payments due on the long-term notes payable at March 31, 2001, is as follows:

     YEAR ENDING
      MARCH 31,
      ---------
        2002                                                          $  42,264
        2003                                                            107,789
        2004                                                            586,658
                                                                      ---------
                                                                        736,711
        Less: current portion of long-term debt                         (42,264)
                                                                      ---------

                                                                      $ 694,447
                                                                      =========

--------------------------------------------------------------------------------
                                     NOTE 8
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

CONVERTIBLE NOTES PAYABLE

During the year ended March 31, 2000 the Company issued $1,500,000 in 6% Convertible Notes Payable of which $1,065,000 were issued to entities related to Dominion Capital Pty Ltd., the Company's majority stockholder. The notes were to mature on September 30, 2000, and were convertible into common shares of the Company at the issue price of $1.00 per share for each $1.00 of principal owed. On December 31, 1999, the Note Agreement was amended to $0.50 per share for each $1.00 of principal owed. The notes would automatically convert in the event the Company's shares traded at $1.75 or higher for ten consecutive days. At the election of the Note Holders, the Convertible Notes Payable were converted to 3,000,000 common shares of the Company during April, 2000. The transaction has been reflected in the financial statements as of March 31, 2000.

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

LOANS PAYABLE TO RELATED PARTIES

On November 4, 1996, the Company entered into an agreement with the majority stockholder of the Company, Dominion Capital Pty Ltd., ("DOMINION") for a period of five years. Dominion agreed to provide up to $1,000,000 on an "as needed" basis for operational costs and for the development and construction of manufacturing facilities. Dominion was to be repaid for the advances with convertible preferred shares of the Company. On November 24, 1997, an addendum was signed by the Company deleting this provision from the agreement. The addendum grants stock options and pay performance bonuses based solely on gross sales figures of the Solpower product SOLTRON in the North American market. Additionally, the Company has the option to extend the term of this agreement for an additional period of five years, unless canceled by notice in writing, by either party, with a thirty day notice of cancellation. As of March 31, 2001 and 2000, the Company had a balance due to Dominion of $400,000 and $110,718, respectively. During the year ended March 31, 2001 the $110,718 was converted to common stock. (Note 9)

In July 1998, the Company entered into an investor relations agreement with Dominion Capital Securities, Inc., a related entity, for a six month period to provide investor relations activities in exchange for $125,000 in cash, 50,000 shares of common stock, and 100,000 stock options at an exercise price of $3.00 per share. The Company renewed the agreement in consideration of monthly payments of $30,000 per month for the period July 1, 1999 through December 31, 1999. The agreement provided for payment in cash of $90,000 and common stock in the amount of $90,000 for services. In addition, the agreement provided for payments for services of $15,000 per month from January 1, 2000 through June 30, 2000, payable in cash of $60,000 and common stock of $30,000. As of March 31, 2000, the Company had a balance payable under the agreement of $130,390 which included additional expenses incurred by Dominion Capital Securities, Inc. during the year ended March 31, 2000. During the year ended March 31, 2001, the $130,390 was converted to common stock. For the years ended March 31, 2001 and 2000, the Company recorded investor relations expenses in relation to this agreement in the amounts of $148,266 and $225,000, respectively. (Note 9)

On December 20, 2000, the Company agreed to issue a total of 375,000 shares of common stock and warrants to purchase 250,000 shares of common stock in cancellation of debt owing to Dominion Capital, Inc. Of the shares issued, 125,000 were issued to Trond Matteson and 250,000 shares were issued to Dominion Capital, Inc. All warrants were issued to Dominion Capital, Inc and are exercisable at $0.40 per share and expire on December 31, 2002. The investor relations agreement was terminated effective December 31, 2000.

During the year ended March 31, 2000, Intavest Pty Ltd. ("INTAVEST"), a related party entered into an investment banking services agreement with National Capital Merchant Group, Inc. for the benefit of the Company. During May, 2000, Intavest transferred 45,000 shares of the Company's common stock held by Intavest as payment under the agreement. The agreement was canceled in December 1999 and as of March 31, 2000 the company agreed to repay Intavest and had a payable to Intavest in the amount of $90,000. During the year ended March 31, 2001 the $90,000 was converted to common stock.

As of March 31, 2001 and 2000 the Company has a balance due to Peter Voss, a stockholder and director, in the amount of $3,379 and $11,396, respectively. Management believes that the balance due is long-term in nature.

--------------------------------------------------------------------------------
                                     NOTE 9
                                     EQUITY
--------------------------------------------------------------------------------

STOCK ISSUED FOR SERVICES AND DEBT

On September 1, 1999, the Company agreed to issue 20,000 restricted shares of common stock in exchange for cancellation of a commercial lease and other settlement consideration, at $1.50 per share, or $30,000.

On September 7, 1999, the Company agreed to issue 20,000 restricted shares of common stock in exchange for cancellation of a license agreement and other settlement consideration, at $1.687 per share, or $33,740.

On November 7, 1999, the Company agreed to issue 30,000 restricted shares of common stock in exchange for cancellation of a license agreement and other settlement consideration, at $.75 per share, or $22,500.

On November 8, 1999, the Company agreed to issue 15,000 restricted shares of common stock in exchange for early termination of a commercial lease agreement and other settlement consideration, at $.67 per share, or $9,990.

On March 13, 2000, the Company agreed to issue 120,000 restricted shares of common stock to Dominion Capital Securities, Inc., a related entity, in exchange for investor relations services for eight months, at $1.00 per share or $120,000.

On April 19, 2000, the Company issued 3,500,000 restricted shares of common stock in relation to the conversion of the $1,700,000 Convertible Notes Payable. This transaction was reflected in the financial statements at March 31, 2000.

On June 28, 2000, the Company issued 166,330 restricted shares of common stock in settlement of various outstanding accounts payable in the aggregate amount of $127,924. This transaction was reflected in the financial statements at March 31, 2000.

On June 28, 2000, the Company issued 80,000 restricted shares of common stock to Mr. Robinson and 70,000 to Mr. Hirst as part of their compensation under their employment agreements.

On August 18, 2000, the Company issued 500,000 restricted shares of common stock to Solpower Southeast Corporation in discharge of debt, accrued interest, for repayment of certain expenses related to the Elkhart, Indiana plant and for purchase of equipment. The shares were issued at $0.40 per shares in cancellation of the $200,000 obligation.

On August 18, 2000, the Company issued 284,625 restricted shares of common stock to Masters Marketing Group, Inc. The shares were issued at $0.40 per shares in cancellation of $113,850 of debt and interest.

On November 16, 2000, the Company issued 30,000 restricted shares of common stock to each of Mr. Robinson and Mr. Hirst pursuant to stock grants under their employment agreements.

On January 26, 2001, the Company issued 375,000 restricted shares of common stock at the issue price of $0.40 per share, and granted a share purchase warrant for 250,000 restricted shares of common stock at the exercise price of $0.40 per share, expiring December 31, 2002, in settlement of $189,795 owed to Dominion Capital, Inc., for the provision of investors relations services. This transaction resulted in the Company receiving relief of debt in the amount of $81,595.

On January 26, 2001, the Company issued 2,409,373 restricted shares of common stock at the issue price of $0.25 per share to settle various advances, loans and accounts payable for a total of $602,343.

On January 26, 2001, the Company issued 30,000 restricted shares of common stock to each of Mr. Robinson and Mr. Hirst pursuant to stock grants under their employment agreements.

On March 15, 2001, the Company agreed to issue 130,000 restricted shares of common stock in settlement of an investor relations service agreement at $.20 per share.

COMMON STOCK GRANTS

On October 26, 1998, a grant of 25,000 restricted shares under the Plan was made to a former employee. The former employee was employed by the Company on each of the vesting dates and is therefore vested in all shares granted. As of March 31, 2001 no shares have been issued as the result of this grant and a liability has been recorded for the value of the shares at the vesting dates.

On March 1, 2000, subject to an employment agreement, a grant of 50,000 common shares was made to Mark Robinson, President. In addition, the employment agreement provides for a grant of 10,000 restricted shares of common stock at the first of each month, commencing April 1, 2000, during the term of Mr. Robinson's employment. Such shares are to be issued quarterly provided agreed upon performance requirements are fulfilled. On June 28, 2000, 80,000 restricted shares of common stock were issued to Mr. Robinson under this agreement. On each of November 16, 2000, and January 26, 2001, 30,000 restricted shares of common stock were issued to Mr. Robinson under this agreement. Effective March 31, 2001, the stock grant to Mr. Robinson under this agreement ceased.

On April 1, 2000, subject to an employment agreement, a grant of 50,000 restricted common shares was made to James Hirst, Secretary/Treasurer. In addition, the employment agreement provides for a grant of 10,000 restricted shares of common stock at the first of each month, commencing May 1, 2000, during the term of Mr. Hirst's employment. Such shares are to be issued quarterly provided agreed upon performance requirements are fulfilled. On June 28, 2000, 70,000 restricted shares of common stock were issued to Mr. Hirst under this agreement. On each of November 16, 2000, and January 26, 2001, 30,000 restricted shares of common stock were issued to Mr. Hirst under this agreement. On March 27, 2001, the Company agreed to Mr. Hirst returning 130,000 shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares be re-issued. Effective March 31, 2001 the stock grants to Mr. Hirst ceased. As of the balance sheet date, March 31, 2001, the Company has recorded a liability for the value of the shares due Mr. Hirst that were returned.

On August 24, 2000, subject to employment by the Company's subsidiary, a grant of 250,000 restricted common shares was made to James Flowers, President of Protocol. Such shares are to be issued annually commencing August 24, 2001, in equal amounts of 50,000 shares.

On September 1, 2000, subject to employment by the Company, a grant of up to 100,000 restricted shares was made to Matthew Cohen, National Sales Manager. Such shares are to be issued subject to certain minimum annual gross revenues of SOLTRON being achieved by December 31, 2001.

PRIVATE OFFERING

On January 31, 2001 the Company commenced a private unit offering under Rule 501(a) of Regulation D under the Securities Act of 1933. The offering was for up to 2,500,000 units of the Company at a price of $0.20 per unit. Each unit consists of one restricted common share in the capital stock of the Company and one (1) non-transferable share purchase warrant. Each warrant entitles the purchaser to purchase a further one (1) restricted common share in the capital stock of the Company on or before thirty-six (36) months from date of the offering at a price of $0.20 per share, after which time the warrant expires. As of March 31, 2001, the Company had received subscriptions for 1,000,000 units and closed the offering on June 30, 2001, when it had received subscriptions for a total of 1,350,000 units. The purchasers therefore collectively have the right to receive 1,350,000 restricted common shares in the capital stock of the Company and the right to purchase an additional 1,350,000 restricted common shares in the capital stock of the Company.

As of March 31, 2001, the Company had sold 1,000,000 restricted shares of common stock in the aforementioned offering. These shares have been reflected as common stock subscribed in the accompanying financial statements.

STOCK WARRANTS

On August 23, 2000, the Company issued a warrant to PICO Holdings, Inc. to purchase 1,000,000 shares of restricted common stock at $0.43 per share. (Note
4)

On January 26, 2001, the Company issued a warrant to Dominion Capital, Inc., a related party, to purchase 250,000 restricted shares of common stock at $0.40 per share. (Note 7)

On January 31, 2001, the Company commenced a private offering which contained provisions for warrants attached to the common share units sold. As of March 31, 2001, warrants to purchase 1,000,000 restricted shares of common stock at $.20 per share were issued in relation to the offering.

A summary of total stock warrants outstanding is as follows:

                                                                    WEIGHTED
                                                    NUMBER OF        AVERAGE
                                                    WARRANTS      EXERCISE PRICE
                                                    --------      --------------
     Outstanding at March 31, 1999                         --       $      --
     Granted                                               --              --
     Forfeited                                             --              --
                                                    ---------       ---------

     Outstanding at March 31, 2000                         --              --
     Granted                                        2,250,000             .32
     Forfeited                                             --              --
                                                    ---------       ---------

     Outstanding at March 31, 2001                  2,250,000       $     .32
                                                    =========       =========

               WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
      ------------------------------------------         ----------------------
                                    WEIGHTED
                                     AVERAGE
     EXERCISE                       REMAINING
     PRICE PER       NUMBER        CONTRACTUAL              NUMBER      EXERCISE
      SHARE        OF SHARES     LIFE (IN YEARS)         EXERCISABLE      PRICE
      -----        ---------     ---------------         -----------      -----
      $.20        1,000,000            2.8                1,000,000       $.20
      $.40          250,000            1.8                       --       $.40
      $.43        1,000,000            2.4                1,000,000       $.43
                 ----------                              ----------

                  2,250,000                               2,000,000
                 ==========                              ==========

STOCK OPTIONS

On November 24, 1997, an addendum to the agreement with Dominion Capital Pty Ltd., a related entity, to provide financing (Note 8) was signed by the Company which grants the following options to Dominion based solely on the gross sales figures, for a five year period, of the Solpower product SOLTRON in the North American Market as follows:

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

INCENTIVE STOCK OPTION PLAN

The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan (the "PLAN"). Pursuant to the Plan, options to purchase shares of the Company's common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 2001, there were 5,000,000 shares reserved for options to be granted under the Plan.

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

On May 18, 1998, Mr. Joshua Ward was terminated as a service provider to the Company and the 150,000 options were canceled.

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

On January 4, 1999, R. L. "Beau" Van Deren, the corporate Secretary/Treasurer and a member of the Board of Directors was granted 400,000 options under the Plan. The terms of such options commenced on January 9, 1999 and expire on January 9, 2004 or the termination of employment of Mr. Van Deren. The terms are similar to those options granted to other members of the board of directors in 1998.

On February 15, 2000, R. L. "Beau" Van Deren resigned as corporate Secretary/Treasurer and a member of the Board of Directors, however he continues to provide consulting services to the Company. Consequently 250,000 of the options granted to Mr. Van Deren were canceled and 150,000 options were retained.

On March 1, 2000, the Company entered into an employment agreement with Mr. Mark Robinson. The agreement provides for the issuance of 500,000 options at an exercise price of $1.00 per share, which expire April 2005. The options vest based on minimum market price and reported gross revenue levels. The stock options granted to Mr. Robinson terminated effective April 30, 2001.

On April 1, 2000, the Company entered into an employment agreement with Mr. James Hirst. The agreement provides for cancellation of all previously issued options and the issuance of 500,000 options at an exercise price of $1.00 per share, which expire April 2005. The options vest based on minimum market price and reported gross revenue levels.

On August 24, 2000, the Company granted options to purchase 250,000 shares of the Company's common stock to Mr. James Flowers, President of Protocol Resource Management Inc. The options vest provided the grantee is an employee of the

Corporation, its subsidiaries, and/or affiliates as of the date any vesting requirement is achieved for the Grantee's rights in the applicable option shares to vest.

The aforementioned options vest independently with respect to each grantee based upon two factors: (a) the minimum market price and (b) the minimum reported gross revenues being achieved as illustrated in the table:

                  PERCENT    EXERCISE     MARKET    REPORTED        EXPIRATION
GRANTEE            AMOUNT      PRICE      PRICE   GROSS REVENUES       DATE
-------            ------      -----      -----   --------------       ----
Hirst and            20%       $1.00      $1.00    $ 1 million     April, 2006
Robinson             20%       $1.00      $2.00    $ 2 million     April, 2006
                     20%       $1.00      $3.00    $ 3 million     April, 2006
                     20%       $1.00      $4.00    $ 4 million     April, 2006
                     20%       $1.00      $5.00    $ 5 million     April, 2006
Flowers              20%       $ .55         --              --    August, 2003
                     20%       $ .55         --              --    August, 2004
                     20%       $ .55         --              --    August, 2005
                     20%       $ .55         --              --    August, 2006
                     20%       $ .55         --              --    August, 2007
Matteson             33 1/3%   $1.00      $2.00    $ 6 million     January, 2003
                     33 1/3%   $2.00      $3.00    $ 9 million     January, 2003
                     33 1/3%   $3.00      $3.00    $ 12 million    January, 2003
Moffat -             40%       $3.00      $3.00    $ 6 million     May, 2003
Incentive            40%       $5.00      $5.00    $ 9 million     May, 2003
Options              20%       $7.00      $7.00    $ 12 million    May, 2003
Dominion            100%       $3.00      $3.00    $ 6 million     July 1, 2003

Non-Qualifying
  Options           100%       $2.00      $2.00    $ 4 million     May, 2003
Yoshikawa,           50%       $3.00      $3.00    $ 6 million     May, 2003
  and Goddard        50%       $7.00      $7.00    $ 12 million    May, 2003
Van Deren           100%       $1.30      $2.00    $ 6 million     May, 2003

The minimum reported gross revenues shall have been achieved during a reporting period which is the lesser of (i) the four quarterly reporting periods preceding any date on which the minimum market price exists, and (ii) that number of quarterly reporting periods occurring subsequent to the date on which both vesting requirements last were achieved and any date on which the next minimum market price requirement is achieved. As of March 31, 2001, 50,000 options' minimum vesting requirements have been met.

A summary of the activity of the Plan is as follows:

                                                                    WEIGHTED
                                                NUMBER OF           AVERAGE
                                                 OPTIONS         EXERCISE PRICE
                                               ----------          ----------
Outstanding at March 31, 1999                   2,350,000          $     3.47
Granted                                           650,000                2.56
Forfeited                                        (400,000)              (1.07)
                                               ----------          ----------

Outstanding at March 31, 2000                   2,600,000                3.49
Granted                                           750,000                 .85
Forfeited                                        (400,000)              (2.56)
                                               ----------          ----------
Outstanding at March 31, 2001                   2,950,000          $     2.52
                                               ==========          ==========

Additional information about outstanding options to purchase the Company's common stock as of March 31, 2001 is as follows:

             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
 -----------------------------------------         ------------------------
                               WEIGHTED
                               AVERAGE
EXERCISE                      REMAINING
PRICE PER      NUMBER        CONTRACTUAL              NUMBER        EXERCISE
 SHARE       OF SHARES     LIFE (IN YEARS)         EXERCISABLE        PRICE
 -----       ---------     ---------------         -----------        -----
 $ .55         250,000          4.4                  50,000            $.55
 $1.00       1,050,000          4.8                      --           $1.00
 $1.30         150,000          2.7                      --           $1.30
 $2.00         150,000          2.0                      --           $2.00
 $2.50         100,000           .6                      --           $2.50
 $3.00         350,000          2.2                      --           $3.00
 $3.50         150,000           .6                      --           $3.50
 $4.50         250,000           .6                      --           $4.50
 $5.00         350,000          1.1                      --           $5.00
 $7.00         150,000          2.2                      --           $7.00
            ----------                              -------
             2,950,000                               50,000
            ==========                              =======

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 2001 and 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended March 31, 2001 and 2000 would have been reduced to the pro forma amounts presented below:

                                                  2001               2000
                                               -----------        -----------
     Net Loss:
     As reported                               $(2,149,849)       $(2,139,788)
     Pro forma                                 $(2,149,849)       $(2,139,788)

     Loss per common share:
     As reported                               $     (0.08)       $     (0.09)
     Pro forma                                 $     (0.08)       $     (0.09)

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

--------------------------------------------------------------------------------
                                     NOTE 10
                                 CONCENTRATIONS
--------------------------------------------------------------------------------

Major suppliers for the Company include the Japanese company that produces the SOLTRON enzyme concentrate. Supply of the SOLTRON concentrate could be interrupted due to work stoppages, strikes, and governmental or international regulations. The solvent used as the suspension agent for SOLTRON, is currently supplied by a major North American chemical company. If a supply interruption should occur, other readily available solvents can be substituted. The specially designed, single measure bottles for retail sales of SOLTRON are currently supplied by a major North American manufacturer. All other materials for production of SOLTRON are available from a variety of local providers.

All supplies for the manufacture of SP34E are readily available from a variety of manufacturers in North America. Protocol has a 7 year supply history with one of these manufacturers.

During the years ended March 31, 2001 and 2000 the Company had one customer representing approximately 45% and 64% of sales, respectively.

--------------------------------------------------------------------------------
                                     NOTE 11
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2001, which have resulted in a deficiency in working capital of approximately $372,000 as of March 31, 2001, and an accumulated deficit of approximately $9,200,000.

There can be no assurance that the Company will be able to continue as a going concern in view of its financial condition. The Company's continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly reduce or cease its operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Solpower, their ages and positions are as follows:

        NAME                      AGE        POSITIONS HELD(1)
        ----                      ---        -----------------
        Fraser M. Moffat III      71         Director, Chairman
        Peter D. Voss             53         Director, Vice Chairman
        James H. Hirst            54         Director, President, CEO
        Jerry W. Goddard          61         Director
        Naoya Yoshikawa           55         Director

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

     PETER D. VOSS joined Solpower as a Director and Vice Chairman in September 1999. From 1988 to the present, Mr. Voss has been Chairman and Managing Director of Dominion Capital Pty Ltd., part of the Voss Group of Companies, that have diversified international financial interests and have owned and operated companies involved in food, beverage, forestry, viticulture, livestock, international trading and real estate. From 1981 to 1987, Mr. Voss held a senior management role as general manager of Coca-Cola Amital. Mr. Voss has been a consultant to industry and government bodies in Australia, Canada, China, Indonesia, Japan, Korea and the United States.

     JAMES H. HIRST has served as President and CEO since April, 2001. He served as Secretary/Treasurer from March 2000 to April 2001, as Chief Executive Officer of Solpower from September 1997 to March 2000, as President from May 1998 to March 2000 and as a Director from May 1998 to present. Mr. Hirst has served as President of Mesquite Management Ltd. from March 1986 to present where he has provided consulting services to early stage companies in connection with their operations, financial information systems and legal compliance. In performing his consulting services, Mr. Hirst served as a director of Rock Resources Inc. from November 1996 to October, 1998, as director and President of Consolidated Bahn Foods Ltd. from April 1998 to March 2001, as a vice president from January 1991 to 1996 and as President to October 1996 of Parisco Foods Limited, as the Chief Executive Officer from January 1991 to 1997 and director from November 1997 to October 1998 of Global Tree Technologies, Inc., as a director of

Consolidated Shoshoni Gold Inc. from August 1996 to August 1997, as the president and director of Consolidated Newgate Resources Ltd. from October 1990 to May 1992 and as the president and director of Yuma Gold Mines Ltd. from October 1990 to August 1994. From 1966 to 1980, Mr. Hirst was a member of the Royal Canadian Mounted and in 1981 resigned to establish his private consulting business. In 1979, Mr. Hirst received a Bachelor of Commerce (Accounting and Management Information Systems) degree from the University of British Columbia.

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

     NAOYA YOSHIKAWA has served as Director of Solpower since November 1996. Mr. Yoshikawa served as President of Crest Japan Inc. from 1987 to present. Mr. Yoshikawa has served as a director of several companies in the past decade, including the Japan - America Friendship Association from 1989 to present and Japan Environmental Protection Organization from 1991 to present. Mr. Yoshikawa also served as Chief Executive Officer of Dominion Capital Japan Ltd. from 1996 to present. In his capacity as General Manager and Chief Executive Officer of Dominion Capital Japan Ltd., Mr. Yoshikawa represents Solpower Australia Pty Ltd. and SOLTRON operations in Japan. Mr. Yoshikawa has a Masters Degree in Economics and Business Administration and is Honorary Professor of the University of Mindanao for Environment and Protection, as well as holding the position of President of the Association of Clean Air Devices.

(b) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Solpower's common stock during the fiscal year ended March 31, 2001. This information is based on a review of Section 16(a) reports furnished to Solpower.

     Mark S. Robinson failed to timely file three reports on Form 4 related to stock grants received. A Form 5 to report the delinquent filings was also not timely filed. The required report was filed in August 2001.

     James H. Hirst failed to timely file four reports on Form 4 related to stock grants and a deferred compensatory arrangement. A Form 5 to report the delinquent filings was also not timely filed. The required report was filed in August 2001.

     Dominion Capital failed to timely file two reports related to three transactions. These reports related to the conversion of two notes into shares of Solpower common stock on April 28, 2000 and the conversion of debt into shares of Solpower common stock on December 29, 2000. Dominion Capital failed to timely file a Form 4 related to these transactions and to timely file a Form 5 to report the delinquent Form 4 filings. The required report was filed in August 2001.

     Peter Voss failed to timely file two reports related to eight transactions. As a control person of Dominion Capital, Mr. Voss was required to file reports related to the Dominion Capital transactions described above. Additionally, Mr. Voss failed to timely file Form 4s related to the issuance of 250,000 shares to Dominion Capital, Inc. in cancellation of debt on December 24, 2000, the issuance of 430,000 shares on April 28, 2000 and 420,000 shares on December 29, 2000 in cancellation of debt to Intavest Pty Ltd., the issuance of 100,000 shares in cancellation of debt on April 28, 2000 to A1 Financial Planners Pty Ltd., and the issuance of 394,294 shares in cancellation of debt on December 29, 2000 to Bio Engineering Pty Ltd. As a control person of these entities, Mr. Voss was required to report these transactions. A Form 5 to report the delinquent filings was also not timely filed. The required report was filed in August 2001.

     Fraser M. Moffat III failed to timely file one report on Form 4 related to the issuance of 35,826 shares in cancellation of debt on December 29, 2001. A Form 5 to report the delinquent filings was also not timely filed. The required report was filed in August 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for the fiscal years ended March 31, 2001, 2000 and 1999 for the two highest paid officers. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                            ANNUAL COMPENSATION     COMPENSATION
                                           ----------------------   ------------
                                                        OTHER           STOCK
                                 FISCAL                 ANNUAL          OPTIONS
NAME AND PRINCIPAL POSITION       YEAR     SALARY    COMPENSATION      (SHARES)
---------------------------       ----     ------    ------------      --------

Mark S. Robinson                  2001       --       $171,885(1)     500,000(2)
Chief Executive Officer           2000       --             --             --
                                  1999       --             --             --

James H. Hirst                    2001       --       $197,773(3)     500,000(2)
Secretary/Treasurer               2000       --       $100,000        100,000
                                  1999       --       $100,000        300,000(4)

----------
(1) Includes $130,000 cash payments and $47,885 as stock grants for consulting services.
(2) The options have not yet vested and have been allotted pursuant to an Option Plan with requisite vesting requirements to be achieved. Mr. Robinson's options expired on April 30, 2001.
(3) Includes $126,000 cash payments and $71,773 as stock grants for consulting services.
(4) These options were canceled upon grant of option to acquire 500,000 shares in fiscal year 2001.

OPTION GRANTS

     The following table sets forth information regarding the grants of options to executive officers for the fiscal year ended March 31, 2001.

                        OPTION GRANTS IN FISCAL YEAR 2001

                    NUMBER OF SHARES   % OF TOTAL COMPENSATION
                   UNDERLYING OPTIONS     OPTIONS GRANTED IN
    NAME                GRANTED              FISCAL YEAR        EXERCISE PRICE    EXPIRATION DATE
    ----                -------              -----------        --------------    ---------------
Mark S. Robinson      500,000 (1)                40%                 $1.00         April 1, 2005
James H. Hirst        500,000 (1)                40%                 $1.00         April 1, 2005

----------
(1)  EXPIRED APRIL 30, 2001.

OPTION EXERCISES AND VALUES

     The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2001.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                           VALUE OF UNEXERCISED
                                                               NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                                                             OPTIONS AT MARCH 31, 2001        AT MARCH 31, 2001
                      SHARES ACQUIRED                        -------------------------    -------------------------
     NAME              ON EXERCISE         VALUE REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
Mark S. Robinson             0                   0                  0/500,000 (1)                  $0/$0
James H. Hirst               0                   0                  0/500,000                      $0/$0

----------
(1)  Expired April 30, 2001

EMPLOYMENT AGREEMENTS

     We had employment agreements with Mr. Robinson and Mr. Hirst effective in fiscal year 2001. These agreements are intended to be for an initial term of three years. Base salary of $130,000 has been set for Mr. Robinson and $126,000 for Mr. Hirst. In addition, Mr. Robinson and Mr. Hirst are each to receive options to purchase 500,000 shares at $1.00 per share, subject to vesting, and stock grants initially of 50,000 shares and 10,000 shares per month thereafter. The stock grants to Mr. Robinson commenced as of March 1, 2000 and to Mr. Hirst as of April 1, 2000. The option grants were effective April 7, 2000. Mr. Robinson ceased employment effective March 31, 2001, and resigned as a director and officer on that date. The stock options granted to Mr. Robinson terminated effective April 30, 2001, and the stock grants to Mr. Robinson and Mr. Hirst ceased effective March 31, 2001.

DIRECTOR COMPENSATION

     All authorized out-of-pocket expenses incurred by our directors on behalf of Solpower are subject to reimbursement.

STOCK OPTION PLAN

     In November 1997, the Board of Directors adopted a Stock Option and Incentive Plan (the "PLAN"), which the shareholders approved on November 22, 1997. The purpose of the Plan is to provide a means to attract employees and service providers and to reward persons responsible for the successful administration and management of Solpower. Another purpose of the Plan is to provide such persons with additional incentive and reward opportunities designed to enhance profitable growth. So that the appropriate incentive can be provided, the Plan provides for granting options, incentive stock options, stock appreciation rights, restricted stock awards, performance shares and dividend equivalents, or any combination of the foregoing. In 1999, the Plan was amended by the Board of Directors to increase the number of shares that can be granted under the Plan to 2,500,000 shares of Solpower common stock. In 2000, the Plan was further amended by the board of Directors and approved by the shareholders to increase the number of shares that can be granted under the Plan to 5,000,000 shares of Solpower common stock. As of March 31, 2001, 2,950,000 options had been committed at exercise prices ranging from $1.00 to $7.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 1, 2001, the ownership of each person known by us to be the beneficial owner of five percent or more of our Common Stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

      NAME AND ADDRESS                       AMOUNT AND NATURE       PERCENT OF
     OF BENEFICIAL OWNER                       OF OWNERSHIP           CLASS (1)
     -------------------                       ------------           ---------
     Fraser M. Moffat III (2)                      35,826                0.1%
     18 Lake Avenue
     Montrose, Pennsylvania

     James H. Hirst(2)                            130,100(3)             0.4%
     7309 East Stetson Drive
     Scottsdale, Arizona

     Jerry W. Goddard                             135,000(4)             0.4%
     7309 East Stetson Drive
     Scottsdale, Arizona

     Naoya Yoshikawa (2)                              100                 (5)
     2-16-42 Takanawa
     Minato-Ku, Japan

     PICO Holdings, Inc. (6)                    2,500,000                  8%
     875 Prospect Street, Suite 301
     La Jolla, California 92037

     Dominion Capital Pty Ltd. (7)(8)           8,773,910                 28%
     39 De Havilland Road
     Mordialloc 3195
     Victoria, Australia

     Peter Voss (7)(8)                         12,928,104                 41%
     39 De Havilland Road
     Mordialloc 3195
     Victoria, Australia

     All Directors and Officers                13,229,127                 42%
     as a Group (5 persons)

----------
(1) Based upon 31, 255,064 shares of common stock being issued and outstanding on July 31, 2001.
(2) Mr. Hirst has been granted options to purchase up to an additional 500,000 shares of common stock at $1.00 per share upon the market price of the common stock attaining certain levels. Mr. Moffat has been granted options to purchase up to 350,000 shares of common stock at prices ranging from $2.00 to $7.00 per share upon the market price of the common stock attaining certain levels. Messrs. Goddard and Yoshikawa have each been granted options to purchase up to 100,000 shares of common stock at prices ranging from $3.00 to $7.00 per share upon the market price of the common stock attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.

(3)  Includes 130,000 shares issuable under a deferred compensation arrangement.
(4) Includes 100,000 shares held by an entity associated with Mr. Goddard over which he has an exercisable control.
(5)  Less than 0.1%.
(6) PICO Holdings, Inc. is a diversified holding company listed on NASDAQ under trading symbol PICO.
(7) Mr. Voss controls Dominion Capital Pty Ltd which holds 8,773,910 shares, A1 Financial Planners Pty Ltd. which holds 1,140,200 shares, Intavest Pty Ltd. which holds 1,550,000 shares, Bio Engineering Pty Ltd. which holds 394,244 shares and Dominion Capital, Inc. which holds 370,000 shares and warrants to purchase an additional 250,000 shares. The total reflected includes 300,000 shares held by Mr. Voss' wife and two adult children and in which Mr. Voss disclaims all beneficial interest.
(8) Dominion Capital has been granted an option to acquire 750,000 shares of common stock at prices ranging from $2.50 to $5.00 per share upon Soltron sales revenues attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 4, 1996, we entered into an Acquisition Agreement with Dominion Capital for the acquisition of the exclusive North American manufacturing, distribution, marketing and sales rights SOLTRON. The original term of the agreement was for five years and provided that we issue 5,000,000 shares of our common stock, issue preferred stock and grant certain options to Dominion Capital as consideration for these rights. On November 22, 1997 we renegotiated the terms of the Acquisition Agreement to extend its term for an additional five year period and eliminate the required option grants and preferred share issuances. The amended agreement provided that options and performance bonuses would be payable to Dominion Capital as follows: (i) upon gross revenues from sales of SOLTRON equaling $10,000,000, Dominion Capital has the option to purchase 100,000 shares at $2.50 per share, plus a cash performance bonus of $400,000; (ii) upon gross revenues from sales of SOLTRON equaling $20,000,000, Dominion Capital has the option to purchase 150,000 shares at $3.50 per share, plus cash performance bonus of $400,000; (iii) upon gross revenues from sales of SOLTRON equaling $50,000,000, Dominion Capital has the option to purchase 250,000 shares at $4.50 per share, plus cash performance bonus of $500,000; and
(iv) upon gross revenues from sales of SOLTRON equaling $100,000,000, Dominion Capital has the option to purchase 250,000 shares at $5.00 per share, plus a cash performance bonus of $1,000,000. Effective May 13, 1998 we entered into an addendum to the Acquisition Agreement in which we were granted a right of first refusal to acquire manufacturing, distribution, marketing and sales rights to SOLTRON in all other territories (other than Japan) where SOLTRON and certain other products and services are currently being commercialized by Dominion Capital. The terms and conditions of any such acquisitions are to be negotiated on a product by product and a territory by territory basis.

     On November 4, 1996, we issued 3,520,000 shares of our common stock to Dominion Capital at a price of $0.125 per share. On April 1, 1997, we issued an additional 4,160,000 shares of our common stock to Dominion Capital in exchange for cancellation of advances payable to Dominion Capital in the amount of $520,000 ($0.125 per share).

     On June 17,  1998,  we entered  into a second  Acquisition  Agreement  with
Dominion Capital for the acquisition of the exclusive North American manufacturing, distribution, marketing and sales rights to SP34E. We agreed to issue 6,000,000 shares of our common stock and pay a royalty of $2.25 for each kilogram of SP34E sold in North America. The term of this Acquisition Agreement is for five years, beginning when we achieve specified sales volumes of SP34E. We have an option to extend the term of this agreement for an additional five years. Effective January 1, 1999, we entered into an addendum to the Acquisition Agreement delaying the commencement of the Acquisition Agreement until we achieve certain sales volumes of SP34E, but not later than July 1, 2000.

     On July 1, 1998, we entered into a Client Service Agreement with Dominion Capital, Inc. (formerly Dominion Capital Securities, Inc.), an Arizona corporation ("DCI"), for the provision of all of our required investor and corporate communications services. DCI is wholly-owned by Mr. Peter Voss, who is also one of our directors and the controlling shareholder of Dominion Capital, our principal shareholder. The term of the agreement is renewable every six months. For its services, DCI initially received $275,000 of which $125,000 was paid in cash with the balance paid with 50,000 shares of our common stock. We renewed our agreement with DCI in consideration of monthly payments of $30,000 per month for six months, payable $90,000 in cash and by issuance of 90,000 shares of common stock for services rendered through December 31, 1999. We have agreed to make payments of $15,000 per month, payable $60,000 in cash and by issuance of 30,000 shares of common stock for services for the period of January 2000 through June 2000. Effective December 31, 2000, we terminated the agreement with Dominion Capital, Inc., and settled all outstanding amounts by the issuance of 125,000 shares of common stock to Trond Matteson, an employee of Dominion Capital, Inc.; the issuance of 250,000 shares of common stock to Dominion Capital, Inc., and the issuance of a warrant to Dominion Capital, Inc., to buy 250,000 shares of common stock at $0.40 per share expiring on December 31, 2002.

     On September 30, 1999, we issued $680,000 in 6% Convertible Notes Payable to Dominion Capital and a total of $265,000 of these notes to two other entities controlled by Peter Voss as consideration for prior advances and payment of certain of our operating expenses. These notes were convertible into our common stock at $0.50 per share and were converted to 1,950,000 shares on April 28, 2000.

     On December 31, 1999, we issued a $200,000 6% Convertible Note Payable to Dominion Capital as consideration for prior advances and payment of certain of our operating expenses. This note was convertible into our common stock at $0.40 per share and was converted to 500,000 shares of our common stock on April 28, 2000.

     On December 29, 2000, we issued 482,260 shares of common stock to Dominion Capital and 814,294 to two other entities controlled by Peter Voss. The shares were issued at $0.25 per share in cancellation of accounts payable for cash advances and product purchases.

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

10.22(3) Note Agreement for the Issuance of up to $200,000 of 6% Convertible Notes, between Solpower and Dominion Capital, dated December 31,1999.

10.23(5) Share Purchase Agreement dated August 21, 2000 among Solpower and Pico Holdings, Inc. ("Pico") and James W. Flowers, Patricia G. Flowers and Florcor, Inc.

10.24(5) Shareholders Agreement dated August 28, 2000 among Protocol Resource Management, Inc., Pico and Solpower

10.25(5) Nonnegotiable Secured Promissory Note in the principal amount of $500,000 dated August 28, 2000 issued by Solpower to Pico

10.26(5) Nonnegotiable Secured Promissory Note in the principal amount of $250,000 dated August 28, 2000 issued by Solpower to Pico

10.27(5)  Warrant dated August 28, 2000 issued by Solpower to Pico

10.28(6) Nonnegotiable Secured Convertible Promissory Note in the principal amount of $500,000 dated September 18, 2000 issued by Solpower Corporation to Dominion Capital Pty Ltd.

10.29(6) Amendment to Lease between Arizona Industrial Capital, LP and Solpower Corporation dated December 15, 2000.

10.30(6) Agreement for the Sale of Assets between Perix Industries, Inc. and Solpower Corporation dated December 19, 2000.

10.31(6) Letter Re: Settlement of Client Services Account Agreement between Dominion Securities, Inc. and Solpower Corporation dated December 20, 2000.

10.32(6) Letter Re: Agreement for Conversion of Debt into Shares between Bell Capital Corporation and Solpower Corporation dated December 29, 2000.

10.33(6) Letter Re: Agreement for Conversion of Debt into Shares between Dominion Capital Pty Ltd. and Solpower Corporation dated December 29, 2000.

10.34(6) Letter Re: Agreement for Conversion of Debt into Shares between Intavest Pty Ltd. and Solpower Corporation dated December 29, 2000.

10.35(6) Letter Re: Agreement for Conversion of Debt into Shares between Kurt Kramarenko and Solpower Corporation dated December 29, 2000.

10.36(6) Letter Re: Agreement for Conversion of Debt into Shares between Fraser Moffat and Solpower Corporation dated December 29, 2000.

10.37(6) Letter Re: Agreement for Conversion of Debt into Shares between Bio Engineering Pty Ltd. and Solpower Corporation dated December 29, 2000.

21.1      Subsidiaries

23.1      Auditor's Consent from Semple & Cooper, LLP

99.1(2) Assignment, Settlement and Release between Solpower Corporation and Masters Marketing Group, Inc. dated May 14, 1999.

99.2(2)   Assignment, Settlement and Release between Solpower Corporation and D.
          I. South, Inc. of Indiana dated September 1, 1999.

99.3(2) Assignment, Settlement and Release between Solpower Corporation and Solpower Southeast Corporation dated September 7, 1999.

99.4(4) Assignment, Settlement and Release between Solpower Corporation and Houston Mercantile Exchange, Inc. dated November 7, 2000.

----------
(1) Incorporated by reference from Solpower's Form 10-SB as filed on August 21, 1998.
(2) Incorporated by reference from Solpower's Form 10-KSB as filed on September 24, 1999.
(3) Incorporated by reference from Solpower's Form 10-QSB as filed on December 10, 1999.
(4) Incorporated by reference from Solpower's Form 10-KSB as filed on August 17, 2000.
(5) Incorporated by reference from Solpower's Form 10-QSB as filed on November 20, 2000.
(6) Incorporated by reference from Solpower's Form 10-QSB as filed on February 20, 2001.

(b)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOLPOWER CORPORATION



Dated: August 6, 2001                 By /s/ James H. Hirst
                                         ---------------------------------------
                                         James H. Hirst, Chief Executive Officer

                                      BOARD OF DIRECTORS



Dated: August 6, 2001                 /s/ Fraser M Moffat III
                                      ------------------------------------------
                                      Fraser M.  Moffat III, Chairman



Dated: August 6, 2001                 /s/ James H. Hirst
                                      ------------------------------------------
                                      James H. Hirst



Dated: August 6, 2001                 /s/ Jerry W. Goddard
                                      ------------------------------------------
                                      Jerry W. Goddard



Dated: August 6, 2001                 /s/ Naoya Yoshikawa
                                      ------------------------------------------
                                      Naoya Yoshikawa



Dated: August 6, 2001                 /s/ Peter D. Voss
                                      ------------------------------------------
                                      Peter D. Voss