Form 10QSB
period 2001-06-30
SOLPOWER CORP
filed 2001-08-22
CIK 1068618

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

             For the transition period from __________ to __________


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

     The number of shares outstanding of each of the issuer's classes of common equity was 31,274,419 shares of common stock, par value $0.01, as of June 30, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements................................................   2
        Consolidated Balance Sheets
          June 30, 2001 (unaudited) and March 31, 2001......................   2
        Consolidated Statements of Operations
          For the Three Months Ended June 30, 2001 (unaudited)
          and 2000 (unaudited)..............................................   3
        Consolidated Statements of Cash Flows
          For the Three Months Ended June 30, 2001 (unaudited)
          and 2000 (unaudited)..............................................   4
        Statement of Stockholders' Equity
          For the Three Months Ended June 30, 2001 (unaudited)..............   6
        Notes to the Financial Statements...................................   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................   8

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities...............................................  10

Item 5. Other Information ..................................................  10

Item 6. Exhibits............................................................  10

                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 2001 (UNAUDITED) AND MARCH 31, 2001

                                     ASSETS

                                                       June 30,      March 31,
                                                        2001           2001
                                                     -----------    -----------
                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                          $    13,873    $    14,259
  Accounts receivables                                   674,722        375,640
  Accounts receivable - affiliate                          2,692             --
  Tax credit receivable                                   19,038         23,108
  Prepaid expenses                                         5,738         33,341
  Inventory                                              489,329        538,253
                                                     -----------    -----------
       Total Current Assets                            1,205,392        984,601
                                                     -----------    -----------

Property and Equipment, net                              499,305        559,538
                                                     -----------    -----------
Other Assets:
  Marketing licenses, net                              1,953,333      2,098,333
  Formula and customer list, net                           9,848         10,833
  Deferred income tax asset                               16,340         54,838
  Goodwill, net                                          302,446        320,593
                                                     -----------    -----------
       Total Other Assets                              2,281,967      2,484,597
                                                     -----------    -----------

                                                     $ 3,986,664    $ 4,028,736
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank revolving line of credit                      $   113,179    $   216,917
  Current portion of long-term debt                       26,356         42,264
  Accounts payable - trade                               955,946        649,430
                   - related party                        25,728         95,461
  Accrued expenses                                       267,032        289,562
  Customer deposits payable                               68,221         63,336
                                                     -----------    -----------
       Total Current Liabilities                       1,456,462      1,356,970
                                                     -----------    -----------
Long-Term Liabilities:
  Loan payable, net of current portion                   715,788        694,447
  Loans payable to related parties                       400,000        403,379
                                                     -----------    -----------
       Total Long-Term Liabilities                     1,115,788      1,097,826
                                                     -----------    -----------

       Total Liabilities                               2,572,250      2,454,796
                                                     -----------    -----------

Minority Interest in Subsidiary                          110,146         74,007
                                                     -----------    -----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock; $0.001 par value, 5,000,000
    shares authorized; issued and outstanding, none           --             --
  Common stock; $0.01 par value, 100,000,000 shares
    authorized; issued and outstanding 31,274,419
    shares and 31,255,064, respectively                  312,745        312,551
  Common stock subscribed                                388,500        256,000
  Additional Paid in Capital                          10,124,824     10,120,179
  Accumulated Deficit                                 (9,516,621)    (9,182,640)
  Foreign currency translation adjustment                 (5,180)        (6,157)
                                                     -----------    -----------
       Total Stockholders' Equity                      1,304,268      1,499,933
                                                     -----------    -----------

                                                     $ 3,986,664    $ 4,028,736
                                                     ===========    ===========

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                 JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                                       Three Months Ended
                                                            June 30,
                                                 ------------------------------
Revenues:                                            2001              2000
                                                 ------------      ------------
  Sales - fuel additive                          $    226,319      $    121,339
  Sales - refrigerant & cylinders                     996,915                --
                                                 ------------      ------------

      Total Revenues                                1,223,234           121,339
                                                 ------------      ------------
Cost of Sales:
  Fuel additive                                       152,436            92,534
  Refrigerant & cylinders                             756,170                --
                                                 ------------      ------------
                                                      908,606            92,534
                                                 ------------      ------------

Gross Profit                                          314,628            28,805

Expenses:
  General and administrative                          484,060           387,754
                                                 ------------      ------------

Operating (Loss)                                     (169,432)         (358,949)
                                                 ------------      ------------
Other Income (Expense):
  Interest income                                           1               233
  Interest expense                                    (91,133)          (15,350)
  Foreign currency transaction gain                        --             7,794
  Settlement costs                                         --           (60,000)
                                                 ------------      ------------

Total Other Income (Expense)                        (91,132))           (67,323)
                                                 ------------      ------------
Net Loss Before Provision for Income
  Taxes and Minority Interest                        (260,564)         (426,272)

Provision for Income Taxes                            (40,689)               --

Minority Interest                                     (32,728)               --
                                                 ------------      ------------

Net Loss                                         $   (333,981)     $   (426,272)
                                                 ============      ============

Basic Loss Per Share                             $      (0.01)     $      (0.02)
                                                 ============      ============
Weighted Average Number
  of Shares Outstanding                            31,255,064        27,322,010
                                                 ============      ============

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                 JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                                       2001          2000
                                                                     ---------     ---------
Cash Flows From Operating Activities:
  Net Loss                                                           $(333,981)    $(426,272)
    Adjustments to reconcile net loss to net cash used by
    Operating activities:
       Depreciation and amortization                                   236,010        50,048
       Non-cash transactions                                            67,339       348,908
       Minority interest                                                32,728            --
       Changes in operating assets and liabilities:
          Accounts receivable - trade                                 (299,082)        9,859
          Accounts receivable - affiliate                               (2,692)           --
          Tax credit receivable                                          4,070            --
          Prepaid expenses                                              27,603            --
          Inventory                                                     48,924       (39,727)
          Deferred income taxes                                         38,498            --
          Accounts payable - trade                                     306,516       (59,760)
                           - related parties                           (69,733)      129,063
          Accrued expenses                                             (22,530)     (266,964)
          Customer deposits payable                                      4,885            --
                                                                     ---------     ---------
             Net Cash Provided (Used) by Operating Activities           38,555      (254,845)
                                                                     ---------     ---------
Cash Flows from Investing Activities:
  Capital Expenditures                                                  (3,132)      (60,805)
                                                                     ---------     ---------
            Net Cash Used by Investing Activities:                      (3,132)      (60,805)
                                                                     ---------     ---------
Cash Flows from Financing Activities:
  Proceeds from debt                                                     5,670            --
  Advances from related parties                                             --       308,000
  Decrease in revolving line of credit                                (103,738)           --
  Common stock subscribed                                               70,000            --
  Payments on debt                                                      (3,577)           --
  Payments on loans payable to related parties                          (3,379)       (2,941)
                                                                     ---------     ---------
                Net Cash Provided (Used) by Financing Activities       (35,024)      305,059
                                                                     ---------     ---------

Effect of Exchange Rate Changes on Cash                                   (785)           --
                                                                     ---------     ---------

Increase (decrease) in Cash and Cash Equivalents                          (386)      (10,591)
Cash and Cash Equivalents, Beginning of Period                          14,259        34,299
                                                                     ---------     ---------

Cash and Cash Equivalents, End of Period                             $  13,873     $  23,708
                                                                     =========     =========

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                 JUNE 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)
                                   (CONTINUED)


Supplemental Information:                                     2001        2000
-------------------------                                   --------    --------
Cash Paid For:
  Interest                                                  $     --    $    140
  Income Taxes                                              $  2,191    $     --

Non-cash Investing and Financing:
  Issuance of  common stock for conversion of debt          $  4,839    $203,500

  Issuance of  common stock for settlement costs            $     --    $ 75,350

  Issuance of common stock for equipment                    $     --    $ 35,000

  Issuance of warrants                                      $ 46,500    $     --

  Common stock subscribed for financing costs               $ 16,000    $     --

  Issuance of common stock pursuant to employment
    Agreements                                              $     --    $ 70,058

                              SOLPOWER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                                                                  Additional      Common                   Cumulative
                                            Common      Stock       Paid In       Stock      Accumulated   Translation
                                            Shares      Amount      Capital     Subscribed     Deficit       Account       Total
                                          ----------   --------   -----------    --------    -----------    ---------    ----------
Balance, March 31, 2001                   31,255,064   $312,551   $10,120,179    $256,000    $(9,182,640)      (6,157)   $1,499,933

Issuance of common stock for
  conversion of debt                          19,355        194         4,645          --             --        4,839
Common stock subscriptions received               --         --            --     132,500             --      132,500
Change in cumulative translation account          --         --            --          --             --          977           977

Loss for the three months ended
  June 30, 2001 (unaudited)                       --         --            --          --       (333,981)          --      (333,981)
                                          ----------   --------   -----------    --------    -----------    ---------    ----------

Balance, June 30, 2001 (unaudited)        31,274,419   $312,745   $10,124,824    $388,500    $(9,516,621)   $  (5,180)   $1,304,268
                                          ==========   ========   ===========    ========    ===========    =========    ==========

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2001


NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended March 31, 2001 included in the Company's report on Form 10-KSB.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company has yet to determine what effect, if any, the adoption of these financial standards will have on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products and services in the marketplace. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "FACTORS AFFECTING FUTURE PERFORMANCE" below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenues for the three months ended June 30, 2001 were $1,223,234 as compared to revenues of $121,339 for the three months ended June 30, 2000. The increase in revenues resulted from increased fuel additive sales totaling $226,319 for the three months ended June 30, 2001 as compared to $121,339 for the three months ended June 30, 2000 and the addition of our subsidiary's refrigerant sales of $996,915 for the three months ending June 30, 2001.

     Cost of sales as a percentage of revenues decreased from 76.3% for the three months ended June 30, 2000 to 74.3% for the three months ended June 30, 2001. The decrease in cost of sales as a percentage of revenue is primarily attributable to improved margins on our fuel additive sales.

     General and administrative costs were $484,060 for the three months ended June 30, 2001 compared to $387,754 for the three months ended June 30, 2000. The increase of $96,306, or 24.8% is not indicative of administrative cost reductions that have been implemented. Administrative costs consisted of $353,698 attributable solely to Solpower operations and $130,362 attributable to our subsidiary. The $353,698 includes increased non-cash intangible amortization of approximately $120,000. These added costs are offset by reductions of approximately $68,000 in consulting fees and approximately $39,000 in investor relation fees in the three months ended June 30,2001 as compared to the three months ended June 30, 2000.

     Interest expense increased from $15,350 in the three months ended June 30, 2000 to $91,133 for the three months ended June 30, 2001. The approximately $76,000 increase was comprised primarily of a $62,500 non-cash charge related to our stock placements.

     We experienced a net loss of $333,981 for the three months ended June 30, 2001 as compared to a net loss of $426,272 for the three months ended June 30, 2000. The 21.7% decrease was due to increased sales and gross margin, a reduction of administrative personnel and other administrative cost efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, we had cash and cash equivalents of $13,873 as compared to $23,708 at June 30, 2000. Cash provided by operations was $38,555 for the three months ending June 30, 2001, as compared to $254,845 utilized in operations for the comparative prior year period. The increase was primarily attributable to increased sales and margins on sales.

     We utilized $3,132 cash in investing activities for the three months ended June 30, 2001 as compared to $60,805 for the three months ended June 30, 2000.

     Cash flow used by financing activities of $35,024 for the three months ended June 30, 2001 resulted primarily from a reduction of our subsidiaries line of credit in the amount of $103,738 offset by share subscriptions totaling $70,000. This compares to $305,059 of cash flow generated during the three months ended June 30, 2000 from net advances from related parties.

     As our operations move toward break-even and profitability we anticipate that future liquidity needs for product production and operations will be met through increased product sales supplemented by equity and debt financings.

FACTORS AFFECTING FUTURE PERFORMANCE

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB. Additional factors are also discussed in our most recent Form 10-KSB, including those in the Notes to the Consolidated Financial Statements and in the "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections of our which are incorporated herein by reference.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements are based. Our filings with the SEC, including our Form 10-KSB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     During the period ended June 30, 2001, we sold an additional 350,000 units under a private placement offering commenced January 31, 2001. Prior to April 1, 2001, we had sold 1,000,000 units. Each unit consisted of one share of common stock and a warrant to purchase one share of stock at $0.20. Each unit was sold at $0.20. The units were offered in reliance on the exemption from registration provided under Regulation D as promulgated under the Securities Act.

ITEM 5. OTHER INFORMATION

     On March 31, 2001, we agreed to issue 19,355 restricted shares of our common stock to Renshaw Travel Ltd. for cancellation of $4,839 of debt. The shares were issued on August 8, 2001 in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

        10.38 Letter Re: Agreement for Conversion of Debt into Shares between Renshaw Travel Ltd and Solpower Corporation dated March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                        SOLPOWER CORPORATION
                                        (Registrant)


Dated: August 21, 2001                  By /s/ James H. Hirst
                                           -------------------------------------
                                           James H. Hirst
                                           Chief Executive Officer