Form 10QSB
period 2001-09-30
SOLPOWER CORP
filed 2001-11-23
CIK 1068618

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
     (MARK ONE)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     The number of shares outstanding of each of the issuer's classes of common equity was 32,931,919 shares of common stock, par value $.01, as of September 30, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements................................................   2
        Consolidated Balance Sheets
          September 30, 2001 (unaudited) and March 31, 2001.................   2
        Consolidated Statements of Operations
          For the Three and Six Months Ended September 30, 2001 (unaudited)
          and 2000 (unaudited)..............................................   3
        Consolidated Statements of Cash Flows
          For the Six Months Ended September 30, 2001 (unaudited)
          and 2000 (unaudited)..............................................   4
        Statement of Stockholders' Equity
          For the six Months Ended September 30, 2001 (unaudited)...........   6
        Notes to the Financial Statements...................................   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................   8

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities...............................................   9

Item 6. Exhibits and Reports on Form 8-K....................................   9

                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2001 (UNAUDITED) AND MARCH 31, 2001

                                     ASSETS

                                                    September 30     March 31,
                                                        2001           2001
                                                     -----------    -----------
                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                          $    31,681    $    14,259
  Accounts receivables                                   444,802        375,640
  Accounts receivable - affiliate                         10,288             --
  Tax credit receivable                                    8,764         23,108
  Prepaid expenses                                        39,507         33,341
  Inventory                                              396,570        538,253
                                                     -----------    -----------
          Total Current Assets                           931,612        984,601
                                                     -----------    -----------

Property and equipment, net                              424,741        559,538
                                                     -----------    -----------

Other Assets:
  Marketing licenses, net                              1,808,333      2,098,333
  Formula and customer list, net                          13,903         10,833
  Deferred income tax asset                               68,601         54,838
  Goodwill, net                                          284,299       320,593.
                                                     -----------    -----------
          Total Other Assets                          2,1,75,136      2,484,597
                                                     -----------    -----------

                                                     $ 3,531,489    $ 4,028,736
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank revolving line                                $    51,699    $   216,917
  Current portion long-term debt                          25,332         42,264
  Accounts payable - trade                               756,705        649,430
                   - related party                        52,485         95,461
  Accrued expenses                                       473,962        289,562
  Customer deposits payable                               90,997         63,336
                                                     -----------    -----------
          Total Current Liabilities                    1,451,180      1,356,970
                                                     -----------    -----------
Long-Term Liabilities:
  Loan payable, net of current portion                   701,020        694,447
  Loans payable to related parties                       400,000        403,379
                                                     -----------    -----------
          Total Long-Term Liabilities                  1,101,020      1,097,826
                                                     -----------    -----------

          Total Liabilities                            2,552,200      2,454,796
                                                     -----------    -----------

Minority interest in subsidiary                           66,104         74,007
                                                     -----------    -----------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock; $0.001 par value, 5,000,000
    shares authorized; issued and outstanding, none                          --
  Common stock; $0.01 par value, 100,000,000 shares
    authorized; issued and outstanding 32,931,919
    shares and 31,366,064, respectively                  329,320        312,551
  Common stock subscribed                                     --        256,000
  Additional paid-in capital                          10,573,689     10,120,179
  Accumulated Deficit                                 (9,987,823)    (9,182,640)
  Foreign currency translation adjustment                 (2,001)        (6,157)
                                                     -----------    -----------
          Total Stockholders' Equity                     913,185      1,499,933
                                                     -----------    -----------
                                                     $ 3,531,489    $ 4,028,736
                                                     ===========    ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTH PERIODS ENDED
               SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                            Three Months Ended               Six Months Ended
                                               September 30,                   September 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------
Revenues:
  Sales - fuel additive                $    162,538    $     78,093    $    388,857      $ 199,4327
  Sales - refrigerant & cylinders           369,247         113,650       1,366,162         113,650
                                       ------------    ------------    ------------    ------------
     Total Revenues                         531,785         191,743       1,755,019         313,082
                                       ------------    ------------    ------------    ------------

Cost of Sales:
  Fuel additive                             154,353          77,188         306,789         169,722
  Refrigerant & cylinders                   368,812          75,405       1,124,982          75,405
                                       ------------    ------------    ------------    ------------
                                            523,165         152,593       1,431,771         245,127
                                       ------------    ------------    ------------    ------------

Gross Profit (Loss)                           8,620          39,150         323,248          67,955
                                       ------------    ------------    ------------    ------------
Expenses:
  General and administrative                531,781         490,354       1,015,841         878,108
                                       ------------    ------------    ------------    ------------

Operating Income (Loss)                    (523,161)       (451,204)       (692,593)       (810,153)
                                       ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest income                                 5             124               6             357
  Interest expense                          (43,610)      (88,,493)        (134,743)       (103,843)
  Foreign currency transaction gain              --           7,533              --          15,327
  Settlement cost                                --              --              --         (60,000)
                                       ------------    ------------    ------------    ------------

 Total Other Income (Expense)               (43,605)        (80,836)       (134,737)       (148,159)
                                       ------------    ------------    ------------    ------------

Net Loss Before Provision for Income
  Taxes and Minority Interest              (566,766)       (532,040)       (827,330)       (958,312)

Income Taxes                                 54,828              --          14,139              --

Minority Interest                            40,736             349           8,008             349
                                       ------------    ------------    ------------    ------------

Net Loss                               $   (471,202)   $   (531,691)   $   (805,183)   $   (957,963)
                                       ============    ============    ============    ============

Basic Loss Per Share                   $     (0.015)   $      (0.02)   $     (0.025)   $      (0.03)
                                       ============    ============    ============    ============

Weighted Average Number
  of Shares Outstanding                  32,389,555      27,841,321      31,820,116      27,582,588
                                       ============    ============    ============    ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTH ENDED
               SEPTEMBER 30,2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                                           Six Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash Flows From Operating Activities:
  Net Loss                                             $ (805,183)   $ (957,963)

  Adjustments to reconcile net loss to net cash
  used by Operating activities:
    Depreciation and amortization                         471,847       226,622
    Non-cash transactions                                 101,971       428,908
    Minority interest                                      (8,008)         (349)
    Changes in operating assets and liabilities:
      Accounts receivable - trade                         (69,161)       93,881
                          - related party                 (10,288)      (15,362)
      Tax credit receivable                                14,344           246
      Prepaid expense                                      (6,166)      (36,871)
      Inventory                                           141,683           103
      Bank overdraft                                           --        96,558
      Accounts payable - trade                            107,274      (184,461)
                       - related parties                  (42,976)       48,131
      Accrued expenses                                    184,400      (230,573)
      Customer Deposits                                    27,661       (82,785)
      Deferred income taxes                               (13,763)          (35)
                                                       ----------    ----------
          Net Cash Used by Operating Activities            93,635      (613,950)
                                                       ----------    ----------

Cash Flows from Investing Activities:
  Capital Expenditures                                     (8,450)      (92,582)
  Cash acquired with acquisition                               --        72,819
  Investment in subsidiary                                     --      (508,350)
                                                       ----------    ----------
          Net Cash Used by Investing Activities:           (8,450)
                                                                       (528,113)
                                                       ----------    ----------

Cash Flows from Financing Activities:
  Advances from related parties                                --     1,317,450
  Decrease in revolving line of credit                   (165,218)           --
  Capital stock subscribed                                113,500            --
  Payments on note payable bank                           (12,666)       (7,066)
  Payments to related parties                              (3,379)      (18,265)
                                                       ----------    ----------
          Net Cash Provided by Financing Activities       (67,763)    1,292,119
                                                       ----------    ----------

Increase (decrease) in Cash and Cash Equivalents           17,422       150,056
Cash and Cash Equivalents, Beginning of Period             14,259        34,299
                                                       ----------    ----------

Cash and Cash Equivalents, End of Period               $   31,681    $  184,355
                                                       ==========    ==========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTH ENDED
               SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)
                                   (CONTINUED)


Supplemental Information:                                    2001         2000
-------------------------                                  --------     --------
Cash Paid For:
  Interest                                                 $  7,143     $  1,179
  Income taxes                                             $  2,191     $     --

Non-cash Investing and Financing:
  Issuance of  common shares for settlement costs          $     --     $ 75,350
  Issuance of  common shares for conversion of debt        $  4,839     $203,500
  Issuance of common shares for equipment                  $  5,040     $ 35,000
  Issuance of warrants pursuant to debt agreements         $ 84,250     $ 80,000
  Amortized discounted loan interest                       $  6,467     $     --
  Issuance of common shares pursuant to stock grant        $  6,650     $     --
  Other                                                    $   (235)    $     --

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE SIX MONTH PERIOD ENDING SEPTEMBER 30, 2001


NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements have not been reviewed by the Company's independent auditors. The Company anticipates that its auditors will review these financial statements and that an amended Form 10-QSB will be filed. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended March 31, 2001 included in the Company's report on Form 10-KSB.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company has yet to determine the effect, if any, the adoption of these financial standards will have on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

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

The financial statements included in this Form 10-QSB have not been reviewed by our independent auditor firm, as required under applicable SEC rules. We anticipate that our independent auditors will review these financial statements and that an amended Form 10-QSB will be filed with the reviewed financial statements. We have been advised that until an amended Form 10-QSB with financial information that has been reviewed by independent auditors is filed, that the SEC does not consider us to have current public information available for purposes of Rule 144(c). Accordingly, Rule 144, other than Rule 144(k), may not be relied upon for sales of our common stock by persons holding any such shares considered to be "RESTRICTED SECURITIES" under Rule 144.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

Revenues for the six months ended September 30, 2001 were $1,755,019 as compared to revenues of $313,082 for the six months ended September 30, 2000. The increase in revenues resulted primarily from improved fuel additive sales in new markets of $388,857 and the inclusion of our subsidiary's refrigerant sales of $1,366,162 for the six months ending September 30, 2001.

Cost of sales as a percentage of revenues increased from 78.3% for the six months ended September 30, 2000 to 81.6% for the six months ended September 30, 2001. This increase is primarily attributable to the refrigerant sales included in the six months ended September 30, 2001 that were only present for one month in the period ending September 30, 2000.

General and administrative costs were $1,015,841 for the six months ended September 30, 2001 compared to $878,108 for the six months ended September 30, 2000. The increase of $137,733, or 15.7% is not indicative of administrative cost reductions that have been implemented but reflects the inclusion of our subsidiary's administrative costs of $264,192 and amortization of goodwill of $36,294 for the six months ended September 30, 2001 and these related cost were only present for one month in the period ended September 30, 2000.

Interest expense increased from $103,843 for the six months ended September 30, 2000 to $134,743 for the six months ended September 30, 2001. The increase is comprised of a $84,250 non-cash charge related to our stock placements.

We experienced a net loss of $805,183 for the six months ended September 30, 2001 as compared with a net loss of $957,963 for the six months ended September 30, 2000. The 16% decrease was due to increased sales and gross margin on our subsidiary's sales, a reduction in administrative expenses and other administrative cost efficiencies

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues for the three months ended September 30, 2001 were $531,785 as compared to revenues of $191,743 for the three months ended September 30, 2000. The increase in revenues resulted primarily from improved fuel additive sales in new markets of $162,538 and the inclusion of our subsidiary's refrigerant sales of $369,247 for the three months ending September 30, 2001 were as only one months sales were included in the period ended September 30, 2000..

Cost of sales as a percentage of revenues increased from 79.6% for the three months ended September 30, 2000 to 98.4% for the three months ended September 30, 2001. This increase is primarily attributable to an increase in the refrigerant cost of sales included in the three months ended September 30, 2001 as compared to the refrigerant cost of sales present for one month in the three month period ending September 30, 2000.

General and administrative costs were $531,781 for the three months ended September 30, 2001 compared to $490,354 for the three months ended September 30, 2000. The increase of $41,427, or 8.5% is not indicative of administrative cost reductions that have been implemented. The general and administrative costs for the three months ended September 30, 2001 include three months costs of our of subsidiary amounting to $133,831 as compared to one months administration costs of $37,090 included in the three months ended September 30, 2000.

Interest expense decreased $55,758, or 51% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease is due a $80,000 non-cash charge resulting from the Black-Scholes option pricing model applied to the warrant issued to PICO Holdings, Inc. in the three month period ended September 30, 2000.

We experienced a net loss of $471,202 for the three months ended September 30, 2001 as compared with a net loss of $531,691 for the three months ended September 30, 2000. The 11.4% decrease was due to increased sales and gross margin on our subsidiary's sales, a reduction in administrative personnel and other administrative efficiencies and a provision for a refund of income taxes on our subsidiary operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents of $31,681 as compared to $184,355 at September 30, 2000. Cash provided by operations was $93,635 for the six months ending September 30, 2001, as compared to $613,950 utilized by operations for the comparative prior year period. The decrease of $707,585 of cash utilized in operations was primarily attributable to increased sales and margins on sales.

We utilized $8,450 cash in investing activities for the six months ended September 30, 2001 as compared to $528,113 for the six months ended September 30, 2001.

Cash flow utilized in financing activities was $67,763 for the six months ended September 30, 2001 compared to $1,292,119 of cash flow generated from financing activities during the six months ended September 30, 2000. The cash flow generated for the three months ended September 30, 2001 was attributable to advances from related parties.

As we move towards break-even and profitability we anticipate that future liquidity needs for product production and operations will be met through increased product sales supplemented by equity and debt financings.

FACTORS AFFECTING FUTURE PERFORMANCE

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the sale harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "FORECASTS", "PROJECTS", "PLANS", "ESTIMATES" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q SB. Additional factors are also discussed in our most recent Form 10-KSB, including those in the Notes to the Consolidated Financial Statements and in the "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections of which are incorporated herein by reference.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update , review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements are based. Our filings with the SEC, including our Form 10-KSB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     During the period ended September 30, 2001, we sold an additional 217,500 units under a private placement offering commenced January 31, 2001. Prior to June 30, 2001, we had sold 1,350,000 units. Each unit consisted of one share of common stock and a warrant to purchase one share of stock at $0.20. Each unit was sold at $0.20. The units were offered in reliance on the exemption from registration provided under Regulation D as promulgated under the Securities Act.

     On August 8, 2001, we issued 19,355 restricted shares of our common stock to Renshaw Travel Ltd. for cancellation of $4,839 of debt. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On August 28, 2001,  we issued 40,000 shares of our common stock to Stephen
J. Kraynak for the acquisition of the formula and know-how for the enzyme product known as petroKLEAN. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On August 28, 2001, we issued 50,000 shares of our common stock to James W. Flowers pursuant to a stock grant made on August 24, 2000. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

     10.39 Agreement for Sale of Formula and Know-How between Stephen J. Kraynak and Solpower Corporation dated August 28, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                        SOLPOWER CORPORATION
                                        (Registrant)


Dated: November 21, 2001                By /s/ James H. Hirst
                                           -------------------------------------
                                           James H. Hirst
                                           Chief Executive Officer