Form 10QSB/A
period 2001-09-30
SOLPOWER CORP
filed 2001-12-10
CIK 1068618

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

                              SOLPOWER CORPORATION
                             INDEX TO FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                            PAGE
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................    2
         Consolidated Balance Sheets
           September 30, 2001 (unaudited) and March 31, 2001...............    2
         Consolidated Statements of Operations
           For the Three and Six Months Ended September 30, 2001
           (unaudited) and 2000 (unaudited)................................    3
         Consolidated Statements of Cash Flows
           For the Six Months Ended September 30, 2001 (unaudited) and
           2000 (unaudited)................................................    4
         Consolidated Statement of Shareholders' Equity
           For the Six Months Ended September 30, 2001 (unaudited).........    6
         Notes to the Financial Statements.................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................    8

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities.............................................   10

Item 6.  Exhibits and Reports on Form 8-K..................................   11

SIGNATURES.................................................................   11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2001 (UNAUDITED) AND MARCH 31, 2001

                                     ASSETS

                                                          September 30      March 31,
                                                              2001            2001
                                                          ------------    ------------
                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                               $     31,681    $     14,259
  Accounts receivables                                         444,802         375,640
  Accounts receivable - affiliate                               10,288              --
  Tax credit receivable                                          8,764          23,108
  Prepaid expenses                                              39,507          33,341
  Inventory                                                    396,570         538,253
                                                          ------------    ------------
      Total Current Assets                                     931,612         984,601
                                                          ------------    ------------

Property and equipment, net                                    424,741         559,538
                                                          ------------    ------------

Other Assets:
  Marketing licenses, net                                    1,808,333       2,098,333
  Formula and customer list, net                                13,903          10,833
  Deferred income tax asset                                     68,601          54,838
  Goodwill, net                                                284,299         320,593
                                                          ------------    ------------
      Total Other Assets                                     2,175,136       2,484,597
                                                          ------------    ------------

                                                          $  3,531,489    $  4,028,736
                                                          ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank revolving line                                     $     51,699    $    216,917
  Current portion long-term debt                                25,332          42,264
  Accounts payable - trade                                     756,705         649,430
                   - related party                              52,485          95,461
  Accrued expenses                                             473,962         289,562
  Customer deposits payable                                     90,997          63,336
                                                          ------------    ------------
      Total Current Liabilities                              1,451,180       1,356,970
                                                          ------------    ------------
Long-Term Liabilities:
  Long-term debt, net of current portion                       701,020         694,447
  Loans payable to related parties                             400,000         403,379
                                                          ------------    ------------
      Total Long-Term Liabilities                            1,101,020       1,097,826
                                                          ------------    ------------

      Total Liabilities                                      2,552,200       2,454,796
                                                          ------------    ------------

Minority interest in subsidiary                                 66,104          74,007
                                                          ------------    ------------
Commitments and Contingencies                                       --              --

Stockholders' Equity:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized; issued and outstanding, none                        --              --
  Common stock; $0.01 par value, 100,000,000 shares
    authorized; issued and outstanding 32,931,919
    shares and 31,255,064, respectively                        329,320         312,551
  Common stock subscribed                                           --         256,000
  Additional paid-in capital                                10,573,689      10,120,179
  Accumulated Deficit                                       (9,987,823)     (9,182,640)
  Foreign currency translation adjustment                       (2,001)         (6,157)
                                                          ------------    ------------
      Total Stockholders' Equity                               913,185       1,499,933
                                                          ------------    ------------
                                                          $  3,531,489    $  4,028,736
                                                          ============    ============

           SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
               SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                            Three Months Ended               Six Months Ended
                                              September 30,                    September 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------
Revenues:
  Sales - fuel additive                $    162,538    $     78,093    $    388,857      $ 199,4327
  Sales - refrigerant & cylinders           369,247         113,650       1,366,162         113,650
                                       ------------    ------------    ------------    ------------
      Total Revenues                        531,785         191,743       1,755,019         313,082
                                       ------------    ------------    ------------    ------------
Cost of Sales:
  Fuel additive                             154,353          77,188         306,789         169,722
  Refrigerant & cylinders                   368,812          75,405       1,124,982          75,405
                                       ------------    ------------    ------------    ------------
                                            523,165         152,593       1,431,771         245,127
                                       ------------    ------------    ------------    ------------

Gross Profit                                  8,620          39,150         323,248          67,955
                                       ------------    ------------    ------------    ------------
Expenses:
  General and administrative                531,781         490,354       1,015,841         878,108
                                       ------------    ------------    ------------    ------------

Operating Loss                             (523,161)       (451,204)       (692,593)       (810,153)
                                       ------------    ------------    ------------    ------------
Other Income (Expense):
  Interest income                                 5             124               6             357
  Interest expense                          (43,610)        (88,493)       (134,743)       (103,843)
  Foreign currency transaction gain              --           7,533              --          15,327
  Settlement cost                                --              --              --         (60,000)
                                       ------------    ------------    ------------    ------------

Total Other Income (Expense)                (43,605)        (80,836)       (134,737)       (148,159)
                                       ------------    ------------    ------------    ------------
Net Loss Before Provision for Income
  Taxes and Minority Interest              (566,766)       (532,040)       (827,330)       (958,312)

Income Taxes                                 54,828              --          14,139              --

Minority Interest                            40,736             349           8,008             349
                                       ------------    ------------    ------------    ------------

Net Loss                               $   (471,202)   $   (531,691)   $   (805,183)   $   (957,963)
                                       ============    ============    ============    ============

Basic Loss Per Share                   $      (0.01)   $      (0.02)   $      (0.03)   $      (0.03)
                                       ============    ============    ============    ============

Weighted Average Number
  of Shares Outstanding                  32,389,555      27,841,321      31,820,116      27,582,588
                                       ============    ============    ============    ============

           SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
               SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                                                      Six Months Ended September 30,
                                                                      ------------------------------
                                                                          2001               2000
                                                                      -----------        -----------
Cash Flows From Operating Activities:
  Net Loss                                                            $  (805,183)       $  (957,963)

  Adjustments to reconcile net loss to net cash
    provided (used) by Operating Activities:
      Depreciation and amortization                                       471,847            226,622
      Non-cash transactions                                               101,971            428,908
      Minority interest                                                    (8,008)              (349)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                       (69,162)            93,881
                            - affiliate                                   (10,288)           (15,362)
        Tax credit receivable                                              14,344                246
        Prepaid expenses                                                   (6,166)           (36,871)
        Inventory                                                         141,683                103
        Bank overdraft                                                         --             96,558
        Accounts payable - trade                                          107,275           (184,461)
                         - related parties                                (42,976)            48,131
        Accrued expenses                                                  184,400           (230,573)
        Customer deposits payable                                          27,661            (82,785)
        Deferred income tax asset                                         (13,763)               (35)
                                                                      -----------        -----------
          Net Cash Provided (Used) by Operating Activities                 93,635           (613,950)
                                                                      -----------        -----------
Cash Flows From Investing Activities:
  Capital expenditures                                                     (8,450)           (92,582)
  Cash acquired with acquisition                                               --             72,819
  Investment in subsidiary                                                     --           (508,350)
                                                                      -----------        -----------
          Net Cash Used by Investing Activities:                           (8,450)          (528,113)
                                                                      -----------        -----------

Cash Flows From Financing Activities:
  Advances from related parties                                                --          1,317,450
  Decrease in revolving line of credit                                   (165,218)                --
  Proceeds from sale of common stock                                      113,500                 --
  Payments on long-term debt                                              (12,666)            (7,066)
  Payments to related parties                                              (3,379)           (18,265)
                                                                      -----------        -----------
          Net Cash Provided (Used) by Financing Activities                (67,763)         1,292,119
                                                                      -----------        -----------

Increase (decrease) in Cash and Cash Equivalents                           17,422            150,056
Cash and Cash Equivalents, Beginning of Period                             14,259             34,299
                                                                      -----------        -----------

Cash and Cash Equivalents, End of Period                              $    31,681        $   184,355
                                                                      ===========        ===========

           SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
               SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)
                                   (CONTINUED)



Supplemental Information:                                    2001         2000
                                                           --------     --------
Cash Paid For:
  Interest                                                 $  7,143     $  1,179
  Income taxes                                             $  2,191     $     --

Non-cash Investing and Financing:
  Issuance of  common shares for settlement costs          $     --     $ 75,350


  Issuance of  common shares for conversion of debt        $  4,839     $203,500

  Issuance of common shares for equipment                  $  5,040     $ 35,000

  Issuance of warrants pursuant to debt agreements         $ 84,250     $ 80,000

  Amortized discounted loan interest                       $  6,467     $     --

  Issuance of common shares pursuant to stock grant        $  6,650     $     --

  Other                                                    $   (235)    $     --

  Issuance of common stock pursuant to employment
  agreements                                               $     --     $ 70,058

  Issuance of common stock for purchase of formula         $  5,040     $     --


           SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                              SOLPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                         SEPTEMBER 30, 2001 (UNAUDITED)

                                                            ADDITIONAL     COMMON                      CUMULATIVE
                                  COMMON        STOCK        PAID IN       STOCK        ACCUMULATED    TRANSLATION
                                  SHARES        AMOUNT       CAPITAL     SUBSCRIBED       DEFICIT        ACCOUNT         TOTAL
                                ----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance, March 31, 2001         31,255,064   $   312,551   $10,120,179   $   256,000    $(9,182,640)   $    (6,157)   $ 1,499,933

Conversion of debt to equity        19,355           194         4,645            --             --             --          4,839
Common stock subscribed                 --            --            --       197,750             --             --        197,750
Issuance of common stock
  subscribed                     1,567,500        15,675       438,075      (453,750)            --             --             --
Common stock issued for
  purchase of formula               40,000           400         4,640            --             --             --          5,040
Common stock issued for
  services                          50,000           500         6,150            --             --             --          6,650
Change in cumulative
  translation account                   --            --            --            --             --          4,156          4,156
Loss, period ended September
  30, 2001                              --            --            --            --       (805,183)            --       (805,183)
                                ----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2001
  (unaudited)                   32,931,919   $   329,320   $10,573,689   $        --    $(9,987,823)   $    (2,001)   $   913,185

           SEE THE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDING SEPTEMBER 30, 2001

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained significant losses from operations and has a working capital deficit of approximately $520,000 as of September 30, 2001.

The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products and services in the marketplace. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB/A or incorporated herein by reference. See "FACTORS AFFECTING FUTURE PERFORMANCE" below.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 2000

     Revenues for the six months ended September 30, 2001 were $1,755,019 as compared to $313,082 for the six months ended September 30, 2000. The increase resulted from increased fuel additive sales primarily in new markets of approximately $189,000 and increased sales of our subsidiary's refrigerant of approximately $1,233,000 for the six months ending September 30, 2001.

     Cost of sales as a percentage of revenues increased from 78.3% for the six months ended September 30, 2000 to 81.6% for the six months ended September 30, 2001. This increase is primarily attributable to the refrigerant sales included in the six months ended September 30, 2001 that were only present for one month in the period ending September 30, 2000.

     General and administrative costs were $1,015,841 for the six months ended September 30, 2001 compared to $878,108 for the six months ended September 30, 2000. The increase of $137,733 or 15.7% includes our subsidiary's administrative costs of $264,192 and amortization of goodwill of $36,294 for the six months ended September 30, 2001. These costs were only present for one month in the period ended September 30, 2000.

     Interest expense increased from $103,843 for the six months ended September 30, 2000 to $134,743 for the six months ended September 30, 2001. The increase is comprised of a $84,250 non-cash charge related to our stock placements.

     We experienced a net loss of $805,183 for the six months ended September 30, 2001 as compared with a net loss of $957,963 for the six months ended September 30, 2000. The 16% decrease was due to increased sales and a reduction in administrative expenses as a percentage of sales and other administrative cost efficiencies.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues for the three months ended September 30, 2001 were $531,785 as compared to $191,743 for the three months ended September 30, 2000. The increase resulted from increased fuel additive sales primarily in new markets of approximately $84,000 and increased sales of our subsidiary's refrigerant of approximately $256,000 for the three months ending September 30, 2001.

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

     General and administrative costs were $531,781 for the three months ended September 30, 2001 compared to $490,354 for the three months ended September 30, 2000. The increase of $41,427 or 8.4% is not indicative of administrative cost reductions that have been implemented. The general and administrative costs for the three months ended September 30, 2001 include three months costs of our of subsidiary amounting to $133,831 as compared to one months administration costs of $37,090 included in the three months ended September 30, 2000.

     Interest expense decreased $44,883, or 51% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.
This decrease is due to a $80,000 non-cash charge resulting from the Black-Scholes option pricing model applied to the warrant issued to PICO Holdings, Inc. in the three month period ended September 30, 2000.

     We experienced a net loss of $471,202 for the three months ended September 30, 2001 as compared with a net loss of $531,691 for the three months ended September 30, 2000. The 11.4% decrease was due to increased sales, a reduction in administrative personnel and other administrative efficiencies and a provision for a refund of income taxes on our subsidiary operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, we had cash and cash equivalents of $31,681 as compared to $184,355 at September 30, 2000. Cash provided by operations was $93,635 for the six months ending September 30, 2001, as compared to $613,950 utilized by operations for the comparative prior year period. The decrease of $707,585 of cash utilized in operations was primarily attributable to increased sales.

     We utilized $8,450 cash in investing activities for the six months ended September 30, 2001 as compared to $528,113 for the six months ended September 30, 2001.

     Cash flow utilized in financing activities was $67,763 for the six months ended September 30, 2001 compared to $1,292,119 of cash flow generated from financing activities during the six months ended September 30, 2000. The cash flow generated for the three months ended September 30, 2000 was attributable to advances from related parties.

     As we move towards break-even and profitability we anticipate that future liquidity needs for product production and operations will be met through increased product sales supplemented by equity and debt financings.

FACTORS AFFECTING FUTURE PERFORMANCE

     Except for historical information contained herein, this Form 10-QSB/A contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the sale harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB/A. Additional factors are also discussed in our most recent Form 10-KSB, including those in the Notes to the Consolidated Financial Statements and in the "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" sections of which are incorporated herein by reference.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     During the period ended September 30, 2001, we sold an additional 217,500 units under a private placement offering commencing January 31, 2001. Prior to June 30, 2001, we had sold 1,350,000 units. Each unit consisted of one share of common stock and a warrant to purchase one share of stock at $0.20. Each unit was sold at $0.20. The units were offered in reliance on the exemption from registration provided under Regulation D as promulgated under the Securities Act.

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

ITEM 6. EXHIBITS

     10.39(1)  Agreement for Sale of Formula and Know-How between
               Stephen J. Kraynak and Solpower Corporation dated
               August 28, 2001.

----------
(1) INCORPORATED BY REFERENCE FROM SOLPOWER'S FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2001 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 23, 2001.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                         SOLPOWER CORPORATION
                                         (Registrant)


Dated: December 10, 2001                 By /s/ James H. Hirst
                                            ------------------------------------
                                            James H. Hirst
                                            Chief Executive Officer