Form 10QSB
period 2001-12-31
SOLPOWER CORP
filed 2002-02-20
CIK 1068618

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

                For the quarterly period ended December 31, 2001

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

Yes [X] No [ ]

     The number of shares outstanding of each of the issuer's classes of common equity was 32,931,919 shares of common stock, par value $.01, as of December 31, 2001.

           Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements...............................................   2
         Consolidated Balance Sheets
           December 31, 2001 (Unaudited) and March 31, 2001.................   2
         Consolidated Statements of Operations
           For the Three and Nine Months Ended December 31, 2001 (Unaudited)
           and 2000 (Unaudited).............................................   3
         Consolidated Statements of Cash Flows
           For the Nine Months Ended December 31, 2001 (Unaudited)
           and 2000 (Unaudited).............................................   4
         Statement of Stockholders' Equity
           For the Nine Months Ended December 31, 2001 (Unaudited)..........   6
         Notes to the Financial Statements..................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   8

                                     PART II
                                OTHER INFORMATION

                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 2001 (UNAUDITED) AND MARCH 31, 2001
                                     ASSETS

                                                        December 31,
                                                           2001           March 31,
                                                        (Unaudited)         2001
                                                        ------------    ------------
Current Assets:
  Cash and cash equivalents                             $         --    $     14,259
  Accounts receivables                                       137,646         375,640
  Accounts receivable - affiliate                             18,669              --
  Tax credit receivable                                        8,690          23,108
  Prepaid expenses                                            39,604          33,341
  Inventory                                                  390,244         538,253
                                                        ------------    ------------
          Total Current Assets                               594,853         984,601
                                                        ------------    ------------

Property and equipment, net                                  367,166         559,538
                                                        ------------    ------------

Other Assets:
  Marketing licenses, net                                  1,680,000       2,098,333
  Formula and customer list, net                              12,499          10,833
  Deferred income tax asset                                   81,202          54,838
  Goodwill, net                                              266,152         320,593
                                                        ------------    ------------
          Total Other Assets                               2,039,853       2,484,597
                                                        ------------    ------------

                                                        $  3,001,872    $  4,028,736
                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank overdraft                                        $     14,328    $         --
  Bank revolving line                                          6,039         216,917
  Current portion long-term debt                              25,116          42,264
  Short-term notes payable                                   110,000              --
  Accounts payable - trade                                   697,296         649,430
                   - related party                           114,592          95,461
  Accrued expenses                                           203,825         289,562
  Customer deposits payable                                  179,383          63,336
                                                        ------------    ------------
          Total Current Liabilities                        1,350,579       1,356,970
                                                        ------------    ------------

Long-Term Liabilities:
  Long-term debt, net of current portion                     696,115         694,447
  Loans payable to related parties                           400,000         403,379
                                                        ------------    ------------
          Total Long-Term Liabilities                      1,096,115       1,097,826
                                                        ------------    ------------

          Total Liabilities                                2,446,694       2,454,796
                                                        ------------    ------------

Minority Interest in Subsidiary                               55,011          74,007
                                                        ------------    ------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized; issued and outstanding, none                      --              --
  Common stock; $0.01 par value, 100,000,000 shares
    authorized; issued and outstanding 32,931,919
    shares and 31,255,064, respectively                      329,320         312,551
  Common stock subscribed                                         --         256,000
  Additional paid-in capital                              10,573,689      10,120,179
  Accumulated deficit                                    (10,401,748)     (9,182,640)
  Foreign currency translation adjustment                     (1,094)         (6,157)
                                                        ------------    ------------
          Total Stockholders' Equity                         500,167       1,499,933
                                                        ------------    ------------
                                                        $  3,001,872    $  4,028,736
                                                        ============    ============

                          SEE THE ACCOMPANYING NOTES TO
                           THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
               DECEMBER 31, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                            Three Months Ended               Nine Months Ended
                                               December 31,                    December 31,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------
Revenues:
  Sales - fuel additive                $     62,827    $     56,431    $    451,684       $255,8637
  Sales - refrigerant & cylinders           260,066         369,195       1,626,228         482,845
                                       ------------    ------------    ------------    ------------
      Total Revenues                        322,893         425,626       2,077,912         738,708
                                       ------------    ------------    ------------    ------------

Cost of Sales:
  Fuel additive                             105,828          71,152         412,617         240,874
  Refrigerant & cylinders                   174,884         257,945       1,299,866         333,350
                                       ------------    ------------    ------------    ------------
                                            280,712         329,097       1,712,483         574,224
                                       ------------    ------------    ------------    ------------

Gross Profit                                 42,181          96,529         365,429         164,484
                                       ------------    ------------    ------------    ------------

Expenses:
  General and administrative                458,427         582,686       1,474,268       1,460,794
                                       ------------    ------------    ------------    ------------

Operating Loss                             (416,246)       (486,157)     (1,108,839)     (1,296,310)
                                       ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest income                                 4           2,329              10           2,686
  Interest expense                          (21,791)        (20,635)       (156,534)       (124,478)
  Foreign currency transaction gain              --             119              --          15,446
  Settlement cost                                --              --              --         (60,000)
                                       ------------    ------------    ------------    ------------

Total Other Income (Expense)                (21,787)        (18,187)       (156,524)       (166,346)
                                       ------------    ------------    ------------    ------------

Net Loss Before Provision for Income
  Taxes and Minority Interest              (438,033)       (504,344)     (1,265,363)     (1,462,656)

Income Taxes                                 13,391              --          27,530              --

Extraordinary Item - Relief
  of Debt - Related Party                                    81,595                          81,595

Minority Interest                            10,717           7,730          18,725           8,079
                                       ------------    ------------    ------------    ------------

Net Loss                               $   (413,925)   $   (415,019)   $ (1,219,108)   $ (1,372,982)
                                       ============    ============    ============    ============

Basic Loss Per Share                   $      (0.01)   $      (0.01)   $      (0.04)   $      (0.05)
                                       ============    ============    ============    ============

Weighted Average Number
  of Shares Outstanding                  32,931,919      28,418,388      32,212,028      27,505,159
                                       ============    ============    ============    ============

                          SEE THE ACCOMPANYING NOTES TO
                           THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
               DECEMBER 31, 2001 (UNAUDITED) AND 2000 (UNAUDITED)

                                                           Nine Months Ended December 31,
                                                           ------------------------------
                                                                2001           2000
                                                             -----------    -----------
Cash Flows From Operating Activities:
  Net Loss                                                   $(1,219,108)   $(1,372,982)

  Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
    Depreciation and amortization                                692,299        419,767
    Non-cash transactions                                        102,250        243,783
    Minority interest                                            (18,725)        (8,079)
    Changes in operating assets and liabilities:
      Accounts receivable - trade                                237,995         56,795
                          - affiliated party                     (17,212)            --
      Tax credit receivable                                       14,418            205
      Prepaid expenses                                            (6,263)        (3,623)
      Inventory                                                  148,009         23,244
      Bank overdraft                                              14,328         81,916
      Accounts payable - trade                                    47,865        (38,196)
                       - related parties                          19,131        (51,947)
      Accrued expenses                                           (85,737)       (37,580)
      Customer deposits payable                                  116,047        (28,810)
      Deferred income tax asset                                  (26,364)          (163)
                                                             -----------    -----------
          Net Cash Provided (Used) by Operating Activities        18,933       (715,670)
                                                             -----------    -----------

Cash Flows from Investing Activities:
  Capital Expenditures                                           (21,131)      (116,696)
  Cash acquired with acquisition                                      --         72,819
  Investment in subsidiary                                            --       (508,350)
                                                             -----------    -----------
          Net Cash Used by Investing Activities:                 (21,131)      (552,227)
                                                             -----------    -----------

Cash Flows from Financing Activities:
  Advances from related parties                                       --      1,325,092
  Decrease in revolving line of credit                          (210,878)            --
  Proceeds from sale of common stock                             113,500             --
  Proceeds from short-term debt                                  110,000             --
  Payments on long-term debt                                     (19,847)       (17,094)
  Payments to related parties                                     (4,836)       (40,145)
                                                             -----------    -----------
          Net Cash Provided (Used) by Financing Activities       (12,061)     1,267,853
                                                             -----------    -----------

Decrease in Cash and Cash Equivalents                            (14,259)           (44)
Cash and Cash Equivalents, Beginning of Period                    14,259         34,299
                                                             -----------    -----------

Cash and Cash Equivalents, End of Period                     $        --    $    34,255
                                                             ===========    ===========

                          SEE THE ACCOMPANYING NOTES TO
                           THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
               DECEMBER 31, 2001 (UNAUDITED) AND 2000 (UNAUDITED)
                                   (CONTINUED)


Supplemental Information:                                            2001          2000
-------------------------                                           --------      --------
Cash Paid For:
  Interest                                                          $ 50,439      $  4,474
  Income taxes                                                      $  2,191      $     --

Non-cash Investing and Financing:
  Issuance of common shares for settlement costs                    $     --      $ 75,350

  Issuance of common shares for conversion of debt                  $  4,839      $995,638

  Issuance of common shares for equipment                           $     --      $ 35,000

  Issuance of warrants pursuant to debt agreements                  $ 84,250      $ 80,000

  Amortized discounted loan interest                                $  9,701      $     --

  Issuance of common shares pursuant to stock grant                 $  6,650      $     --

  Issuance of shares for acquisition of customer list and formula   $     --      $ 19,818

  Issuance of common stock pursuant to employment agreements        $     --      $ 88,433

  Issuance of common for formula                                    $  5,040      $     --

  Change in cumulative translation account                          $ (3,190)     $     --

                          SEE THE ACCOMPANYING NOTES TO
                           THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                          DECEMBER 31, 2001 (UNAUDITED)

                                                                ADDITIONAL      COMMON                     CUMULATIVE
                                        COMMON      STOCK        PAID IN        STOCK       ACCUMULATED    TRANSLATION
                                        SHARES      AMOUNT       CAPITAL      SUBSCRIBED      DEFICIT        ACCOUNT       TOTAL
                                      ----------   ---------   ------------    ---------    ------------    --------    -----------
Balance, March 31, 2001               31,255,064   $ 312,551   $ 10,120,179    $ 256,000    $ (9,182,640)   $ (6,157)   $ 1,499,933

Conversion of debt to equity              19,355         194          4,645                                                   4,893

Common stock subscribed                                                          197,750                                    197,750

Issuance of common stock subscribed    1,567,500      15,675        438,075     (453,750)                                        --

Common stock issued for purchase of
formula                                   40,000         400          4,640                                                   5,040

Common stock issued for services          50,000         500          6,150                                                   6,650

Change in cumulative translation
account                                                                                                        5,063          5,063

Loss, period ended
December 31, 2001                             --          --             --           --      (1,219,108)         --     (1,219,108)
                                      ----------   ---------   ------------    ---------    ------------    --------    -----------
Balance, December 31, 2001
(unaudited)                           32,931,919   $ 329,320   $ 10,573,689    $      --    $(10,401,748)   $ (1,094)   $   500,167
                                      ==========   =========   ============    =========    ============    ========    ===========

                          SEE THE ACCOMPANYING NOTES TO
                           THESE FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDING DECEMBER 31, 2001


NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended March 31, 2001 included in the Company's report on Form 10-KSB.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained significant losses from operations and has a working capital deficit of approximately $756,000 as of December 31, 2001.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

     Revenues for the nine months ended December 31, 2001 were $2,077,912 as compared to $738,708 for the nine months ended December 31, 2000, or an increase of $1,339,204. The increase resulted from increased fuel additive sales primarily in new markets amounting to approximately $195,821 and increased sales of our subsidiary's refrigerant sales amounting to approximately $1,143,383. Revenues from refrigerant sales for the nine months ended December 31, 2000 include revenues from August 2000, the date of acquisition.

     Cost of sales as a percentage of revenues increased from 77.7% for the nine months ended December 31, 2000 to 82.4% for the nine months ended December 31, 2001. The cost of sales of the refrigerant & cylinders increased as a percentage of refrigerant & cylinder sales from 69.0% for the nine months ended December 31, 2000 to 79.9% for the nine months ended December 31, 2001. This increase is primarily attributable to increased costs of cylinder sales. The cost of sales of the fuel additive decreased as a percentage of sales to 91.4% for the nine months ended December 31, 2001 from 94.1% for the nine months ended December 31,2000. Fixed costs comprised of labor, rent and amortization and depreciation were included in fuel additive costs of sales. These costs were $255,836 for the nine months ended December 31, 2001 or 62.0% of the total of fuel additive costs of sales as compared to $148,609 or 61.7% of the total of fuel additive costs of sales for the nine months ended December 31, 2000.

     General and administrative costs were $1,474,268 for the nine months ended December 31, 2001 compared to $1,460,794 for the nine months ended December 31, 2000. The increase of $13,474 or 0.9% includes our subsidiary's administrative costs of $380,414 and an increase in amortization of intangibles of $123,375 for the nine months ended December 31, 2001. The subsidiary's administrative costs were only present for four months in the period ended December 31, 2000 and with the increase in amortization of the intangibles in the current period, the cost savings that management has implemented are not fully reflected.

     Interest expense increased from $124,478 for the nine months ended December 31, 2000 to $156,534 for the nine months ended December 31, 2001. The increase is comprised of an $84,250 non-cash charge related to our stock placements.

     We experienced a net loss of $1,219,108 for the nine months ended December 31, 2001 as compared with a net loss of $1,372,982 for the nine months ended December 31, 2000. The 11% decrease was due to increased sales and a reduction in administrative expenses as a percentage of sales and other administrative cost efficiencies. The nine-month period ending December 31, 2000, only included four months related to our subsidiary.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

     Revenues for the three months ended December 31, 2001 were $322,893 as compared to $425,626 for the three months ended December 31, 2000. The decrease of revenues amounting to $102,733 resulted mainly from a decreased in our subsidiary's refrigerant revenues of $109,129. For the three months ending December 31, 2001, a decrease in revenues in both product lines occurred after the September 11, 2001 terrorist attacks.

     Cost of sales as a percentage of revenues increased from 77.3% for the three months ended December 31, 2000 to 86.9% for the three months ended December 31, 2001. The cost of sales of the refrigerant & cylinders decreased as a percentage of refrigerant & cylinder sales to 67.3% for the three months ended December 31, 2001 from 69.9% for the three months ended December 31, 2000. The cost of sales of the fuel additive increased as a percentage of sales to 168.4% for the three months ended December 31, 2001 from 126.1% for the three months ended December 31, 2000. This increase is due to decreased sales and the corresponding increased percentage of the fixed costs component of the fuel additive costs of sales. Fixed costs comprised of labor, rent and amortization and depreciation were included in fuel additive costs of sales. These costs were $86,103 for the three months ended December 31, 2001 or 81.4% of the total of fuel additive costs of sales as compared to $48,713 or 68.5% of the total of fuel additive costs of sales for the three months ended December 31, 2000.

     General and administrative costs were $458,427 for the three months ended December 31, 2001 compared to $582,686 for the three months ended December 31, 2000. The decrease of $124,259, or 21%, is indicative of administrative cost reductions that have been implemented.

     Interest expense increased $1,156, or 6%, to $21,791 for the three months ended December 31, 2001 as compared to $20,635 for the three months ended December 31, 2000.

     We experienced a net loss of $413,925 for the three months ended December 31, 2001 as compared with a net loss of $415,019 for the three months ended December 31, 2000. For the three months ended December 31,2000 the Company recognized an extraordinary item of relief of debt from a related party which amounted to $81,595 and reduced the loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had cash and cash equivalents of $0 as compared to $34,255 at December 31, 2000. Cash provided by operations was $18,933 for the nine months ending December 31, 2001, as compared to $715,670 utilized by operations for the comparative prior year period. The decrease of $734,603 of cash utilized in operations was primarily attributable to increased sales, accounts receivable turn, inventory reduction and an increase in depreciation, amortization and other non-cash items.

     We utilized $21,131 cash in investing activities for the nine months ended December 31, 2001 as compared to $552,227 for the nine months ended December 31, 2000, which includes the Company's $508,350 investment in its subsidiary.

     Cash flow utilized in financing activities was $12,061 for the nine months ended December 31, 2001 compared to $1,267,853 of cash flow generated from financing activities during the nine months ended December 31, 2000. The cash flow generated for the nine months ended December 31, 2000 was attributable to advances from related parties.

     As our operations move towards break-even and profitability we anticipate that future liquidity needs for product production and operations will be met through increased product sales and supplemented by equity and debt financings.

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

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements are based. Our filings with the SEC, including our Form 10-KSB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

                                     PART II
                                OTHER INFORMATION

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                        SOLPOWER CORPORATION
                                        (Registrant)


Dated: February 19, 2002                By /s/ James H. Hirst
                                           -------------------------------------
                                           James H. Hirst
                                           Chief Executive Officer