Form 10KSB
period 2002-03-31
SOLPOWER CORP
filed 2005-05-20
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______________ to ________________

                         Commission File Number: 0-29780


                              SOLPOWER CORPORATION
                 (Name of Small Business Issuer in its Charter)

          Nevada                                                  87-0384678
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

        307 East 22nd Street
           San Pedro, CA                                            90731
(Address of principal executive offices)                          (Zip Code)

                                 (888) 289-8866
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended March 31, 2002 were $511,491.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2002 was approximately $3,423,424.

The number of shares outstanding of the registrant's classes of common stock as of March 31, 2002 was 33,231,919 shares. No shares of the registrant's preferred stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                              SOLPOWER CORPORATION

                                   ----------

                        INDEX TO THE FORM 10-KSB FOR THE
                        FISCAL YEAR ENDED MARCH 31, 2002



PART I.........................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................12
   ITEM 3.  LEGAL PROCEEDINGS.................................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

PART II.......................................................................13
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........13
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........14
   ITEM 7.  FINANCIAL STATEMENTS..............................................16
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................44

PART III......................................................................44
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................44
   ITEM 10. EXECUTIVE COMPENSATION............................................46
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....48
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................50
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................51

SIGNATURES....................................................................54

                                     PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended ("EXCHANGE ACT"). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions.

Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements of future events, our plans and expectations, financial projections and performance and acceptance of our product in the marketplace. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), through press releases or otherwise. Wherever possible, we have identified these forward-looking statements by words such as "BELIEVES," "ANTICIPATES," "CONTEMPLATES," "EXPECTS," "INTENDS," "PROJECTS," "PLANS," "FORECASTS," "ESTIMATES" and similar expressions. These statements reflect our current views about future events and financial performance or operations and are applicable only as of the date the statements are made. Our actual results may differ materially from these statements. Factors that may cause or contribute to differences include, but are not limited to, those discussed in "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF Operations," as well as those factors discussed elsewhere in this Form 10-KSB and in any exhibits attached.

Although we believe that the assumptions underlying our forward-looking statements in this Form 10-KSB are reasonable, any of the assumptions could prove inaccurate. There can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed under "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE," our business and operations are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB.

The inclusion of forward-looking information should not be regarded as a representation that the future events, plans or expectations, financial projections and performance or acceptance of our products and services in the marketplace will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect any change in our expectations or due to the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

We are in the business of producing, marketing and distributing SOLTRON(R), a proprietary enzyme-based fuel enhancing product, SP34E(TM), an ozone safe alternative  refrigerant,  and  KLEAN,  a  line  of  enzyme-based  cleaners  and bio-remediation and petroleum deposit control agents. These products are distributed primarily through sales channels in Central America and American Samoa, although our business plan contemplates distribution of the SOLTRON(R) products throughout the United States, Canada and Mexico as well. During the fiscal year ended March 31, 2002, SOLTRON(R) was manufactured at our production facility in Phoenix, Arizona and distributed through traditional channels, including fuel wholesalers, oil distributors for bulk treatment, marine and automotive after-market stores, appointed distributors and directly to end-users. During the fiscal year ended March 31, 2002, manufacturing of SP34E(TM) was conducted at our 50%-owned subsidiary in Canada and distributed through wholesale distributors of refrigeration products and automotive aftermarket air conditioning service centers in Canada and the United States. During the quarter ended March 31, 2002, we sold our 50% interest in the Canadian subsidiary. Since that sale, we have not been producing or marketing SP34E(TM).

Solpower was originally incorporated in Utah in 1982 as Dynafuel Corporation and our original business involved research and development of an experimental fuel using alcohol and other chemicals in a proprietary combination to produce a gasoline-like motor fuel. In July 1996, we merged into a newly-formed subsidiary incorporated in Nevada to change our corporate domicile. In November 1996, we entered into a licensing agreement with Dominion Capital Pty Ltd. ("DOMINION CAPITAL") to acquire the exclusive manufacturing, distribution, marketing and sales rights for SOLTRON(R) in the United States, Canada and Mexico. As a result of entering into this licensing agreement, Dominion Capital and its affiliates gained control of Solpower and a new Board of Directors and new management were installed. A corporate philosophy of acquiring and commercializing environmentally friendly products was initiated. In June 1998, we entered into a second licensing agreement with Dominion Capital and acquired the exclusive manufacturing, distribution, marketing and sales rights for the product SP34E(TM) in the United States, Canada and Mexico. In December 2000, we acquired the E*COR enzyme division of Perix Industries, Inc., including all the rights to the KLEAN product line.

PRODUCTS

SOLTRON(R). SOLTRON(R) is an enzyme-based liquid fuel enhancing product that was developed over a period of 18 years by a group of scientists at the Japanese Institute of Bio-Energy. Use data has shown that when added to liquid fossil fuels SOLTRON(R) reduces particulate exhaust emissions and smoke, improves fuel economy, controls fuel sludge and other impurities and ultimately lowers engine maintenance costs. In addition, when mixed with liquid fuels, SOLTRON(R) changes the fuel's molecular structure and improves its oxygen absorption and combustion efficiency. SOLTRON'S(R) enzymes are naturally powerful surfactants and dispersants. Damaging fuel contaminants such as sludge, fungi and mold are broken down and lose their ability to stick to tank walls and lines. The resulting microscopic particulate is combusted, while larger contaminants are filtered out. The dispersion of microbial contamination reduces corrosive attack on fuel tanks, pumps and injectors. SOLTRON(R) can be added to all liquid fossil fuels including gasoline, diesel and light and heavy oils at the fuel pump or in bulk fuel tanks.

SOLTRON(R) is marketed in North America as a natural enzyme product that will reduce emissions, improve fuel economy and reduce engine maintenance. SOLTRON(R) has been sold commercially in Japan since 1993 and in Australia since 1996 and was awarded the 1997 Best New Aftermarket Product Award (Chemical) by the Australian Automotive Aftermarket Association. The SOLTRON(R) product has been accepted and used in the marine industry where biological fuel contamination is a persistent problem.

SP34E(TM). SP34E(TM) is a non-ozone depleting refrigerant developed in Japan by the Kinoh-Kinzohu Company as a replacement for ozone-depleting fluorinated refrigerants commonly used prior to newly enacted environmental regulations phasing out ozone-depleting fluorinated refrigerants. SP34E(TM) is currently sold in Canada, Japan, Australia and other Asian rim countries. Significant use data has been developed for this product, the results of which have consistently shown that SP34E(TM) is an acceptable near "DROP-IN" replacement for CFC-R-12 in mineral oil based refrigerant applications. SP34E(TM) generally does not require replacement of mechanical components or removal of mineral oils that are found in older refrigeration systems. This product may be used in automotive, residential, commercial and transport refrigeration and air conditioning systems as an alternative to CFC-R-12 (Freon) and other fluorinated refrigerants.

KLEAN. The KLEAN line of products includes EZKLEAN, SOILKLEAN and PETROKLEAN. KLEAN products are user-friendly, non-irritating, non-hazardous and contain no known allergens. The proprietary formulae include multiple enzymatic agents, surfactants, nutrients and preservatives. All KLEAN products are custom-manufactured in a rigorous process, providing product quality to meet or exceed customer requirements. EZKLEAN is a degreaser, cleaner and deodorizer that is designed to promote cleaning of oils, fats and grease from various surfaces and is also effective in removing petroleum-based products from a variety of substrates including metals. It also controls and eliminates odors from organic sources. EZKLEAN is an acceptable "Clean Air Solvent" in the State of California and has been used for several years in food processing wastewater to lower oxygen depleting compounds and solid. SOILKLEAN is an accelerator used in bio-remediation and is effective on petroleum releases to soil and groundwater. SOILKLEAN has also been effective in reducing methyl tertiary butyl ether, chlorinated hydrocarbons, polynuclear aromatic hydrocarbons and other recalcitrant compounds found in contaminated soils. In 2002 SOILKLEAN was being used by the State of Florida as part of its underground storage tank program to clean up hydrocarbon in soil and groundwater. PETROKLEAN is a petroleum deposit control agent that has shown effectiveness in removal of heavy petroleum-based deposits. Applications range from fabric stain removal to rejuvenation of oil wells. In 2002 PETROKLEAN was also undergoing field testing in Kansas and in the Caltex oil field in Indonesia.

SUPPLIERS

SOLTRON(R). SOLTRON(R) consists of natural organic enzymes mixed with low odor base solvent. The enzyme concentrate used in the manufacture of SOLTRON(R) is produced exclusively by Neway Japan K.K. of Tokyo, Japan and supplied to us through our licensing agreement with Dominion Capital. Low odor base solvent is readily available through numerous local suppliers. We have also developed our own proprietary bottle design for retail packaging and have selected manufacturers that can produce our bottles in quantities sufficient to meet our anticipated needs.

SP34E(TM). The components of SP34E(TM) are readily available from numerous local and national suppliers in the United States and Canada.

KLEAN. The enzymes used in the KLEAN products are purchased from Advanced Bio Catalytics Corporation in Newport Beach, California. Other materials used in the manufacture of the KLEAN products are generally available from numerous suppliers.

MARKETING STRATEGIES

We monitor acceptance of our existing products through direct contact and feedback with the end users. We have established a corporate communications system supported by an in-house desktop publishing department that enables us to upgrade our corporate image with improved logos, Web site changes, product brochures, trade show materials, product labeling and packaging and all related marketing materials.

SOLTRON(R). The fuel market may be divided into distinct groups such as gasoline, diesel, bunker and aviation fuel users. These groups can be further subdivided into distinct user segments, such as commercial transport fleets, government fleets, marine transport fleets, retail distribution and industrial. We believe that SOLTRON(R) is able to benefit fuel consumers in all of these markets.

The United States Environmental Protection Agency ("EPA") designated a number of "NON-ATTAINMENT ZONES" in areas with severe emission problems, resulting in certain fleet operators being forced to test or to start using alternative fuels such as propane or natural gas. New regulations continue to be imposed to regulate fuel specifications and exhaust emissions. We believe that this increased regulation will create opportunities for consumer acceptance of SOLTRON(R) and we are currently focusing on all North American markets.

We began  distribution  of SOLTRON(R)  in June 1998. We originally  attempted to create a distribution channel for SOLTRON(R) through a series of licensing agreements. We terminated all such licensing arrangements in 1999, and we now manage all our manufacturing and distribution systems at the company level. We are currently utilizing distributors, oil marketers, independent sales representatives and direct sales activities to provide a focused marketing effort, which we believe will expose SOLTRON(R) directly to prospective customers. We employ a national sales manager who develops and services distributors and independent sales representatives throughout the United States, Canada and Mexico. We also utilize other traditional distribution channels including a Web site and resale distribution through retail chains such as NAPA and West Marine.

SP34E(TM). Refrigerants are widely used in motor vehicle, commercial and residential air-conditioning units in the residential, automotive, commercial and transportation sectors. Historically, chlorofluorocarbons ("CFCS"), hydrochlorofluorocarbons ("HCFCS") and hydrofluorocarbons ("HFCS") have been utilized as refrigerants. CFCs used as refrigerants include R-12, HCFCs include R-406A, and HFCs include R-134a. Emissions of CFCs and HCFCs have been proven to cause depletion of the ozone layer resulting in global warming. The EPA has banned production or importation of CFCs and production of HCFCs is scheduled to be phased out in the United States by 2030. Although HFCs also contain gases that have global warming potential, HFCs have not yet been banned or scheduled for phase-out. We obtained Environmental Protection Agency approval of SP34E(TM) in December 2000. See "REGULATIONS" below. We market SP34E(TM) as an environmentally safe replacement for R-12 refrigerants with greater efficiency aND less negative environmental impact.

In August 2000 we acquired a 50% interest in Protocol Resource Management, Inc. ("PROTOCOL") of Aurora, Ontario Canada. We were previously engaged in a joint venture for the manufacture and distribution of SP34E(TM) wiTH Protocol through Solpower Canada Inc., an Ontario corporation, owned equally by Protocol and Solpower. We discontinued the joint venture and began accounting for Protocol's activities as a subsidiary. The assets of Protocol consisted of plant and equipment used by Protocol in its business of refrigerant blending, recycling, repackaging, conversion and distribution services. In January 2001 we entered into an arrangement with Environmental Technologies, Inc. for distribution of SP34E(TM) in the United States. Subsequently, under nEW management Environmental Technologies changed their business plan and the arrangement was terminated. During the quarter ended March 31, 2002, we negotiated the sale of our 50% ownership of Protocol to PICO Holdings, Inc., the owner of the other 50% of Protocol. The consolidated operations of Protocol for the year ended March 31, 2002 are presented as discontinued operations in the financial statements. While we continue to believe that SP34E(TM) is A commercially viable product, since selling our interest in Protocol, we have concentrated our efforts on SOLTRON(R) and have not actively marketed or maintained inventory of SP34E(TM).

KLEAN. In December 2000 we acquired certain assets of the E*COR division of Perix Industries, Inc., including the KLEAN brand names of EZKLEAN, SOILKLEAN and PETROKLEAN. Applications for these products include cleaning, degreasing, odor control, soil and groundwater remediation, wastewater treatment and petroleum deposit removal. All the KLEAN products are environmentally safe. We are in the process of developing a marketing plan for the KLEAN products and have not yet begun marketing or selling them.

PRODUCT RIGHTS AGREEMENTS

SOLTRON(R). In 1996, we acquired the exclusive rights to produce, market and distribute SOLTRON(R) in North AmerIca through an agreement with Dominion Capital in consideration for 5,000,000 shares of our common stock and the grant of certain options and payment of cash consideration upon meeting certain sales levels. The agreement was amended in 1997 and has a five-year term that may be renewed at our option for an additional five-year term. We intend to exercise this option to renew. We also have a right of first refusal to commercialize SOLTRON(R) anD other products controlled by Dominion Capital on a global basis, except Japan, on terms to be negotiated on a territory by territory and product by product basis.

SP34E(TM). In June 1998, we acquired the exclusive rights to produce, market and distribute SP34E(TM) in North AmErica through an agreement with Dominion Capital in consideration for 6,000,000 shares of our common stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram (subsequently amended to 2.5% of gross sales) of SP34E(TM) that we sell. The initial term of the agreement was for five years and was amended in June 1999 To commence on the date we first achieved sales of SP34E(TM) sufficient to establish a predictable growth rate or JuLy 1, 2000, whichever came first. As we did not acquire Protocol until August 2000, this agreement commenced on July 1, 2000. This agreement may also be renewed for an additional five years at our option.

KLEAN. We acquired various assets comprising the E*COR division of Perix Industries, Inc. in consideration for 100,000 shares of our common stock. The assets included the rights to the E*COR name and Web site, the EZKLEAN, SOILKLEAN and PETROKLEAN trademarks, the EZKLEAN and SOILKLEAN proprietary formula, inventory, customer lists and contracts. We later acquired the PETROKLEAN proprietary formula for 40,000 shares of our common stock.

PROPRIETARY RIGHTS

We rely on a combination of trade secret and copyright laws and confidentiality and non-competition agreements to establish and protect our proprietary rights in our products. However, there can be no assurance that any confidentiality or non-competition agreement between us and our employees or consultants will provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

We have registered the trademark "SOLTRON(R)" and the service mark "SOLPOWER(R)" with the United States Patent And Trademark Office ("USPTO"). We have also registered SOLTRON(R) with the EPA for use as an aftermarket additive anD for bulk fuel treatment.

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

Some products already in the marketplace that may compete directly with SOLTRON(R) include STP(R) Gas Treatment, STP(R) Diesel Treatment and STP(R) Smoke Treatment (all produced by First Brands Corporation), Lucas Oil Fuel Treatment (produced by Lucas Oil Products, Inc.), Slick 50(R) (produced by Slick 50 Products Corporation), Valvtect(R) Dieselguard (produced by Valvtect Petroleum Products Corp.) and Fuelon(R) (produced by Fuelon International, Inc.). These fuel additives make similar claims of performance benefits but are based upon older conventional chemical technologies. We believe SOLTRON(R) is the only enzyme-based fuel technology currently on the market, and wE believe it offers a greater range of benefits at a lower cost than our competitor's conventional chemical additives. Based on SOLTRON'S(R) penetration in the West Coast recreational marine industry, we believe we caN differentiate SOLTRON(R) from our competitors' products, successfully complete with them and penetrate additionaL fuel additive markets. See "DESCRIPTION OF BUSINESS-PRODUCTS" above.

With  respect  to  SP34E(TM),   we  will  compete  with  numerous  national  and
international companies that produCE refrigerants and blended alternatives, including DuPont(R), Elf Autochem, Imperial Chemical Industries and AllieD Signal, among others. Certain of our competitors' products contain HCFCs, the production of which is scheduled to be phased out. With respect to other products containing HFCs, SP34E(TM) may be used in existing R-12 mineral oIL based systems with less costly conversions of such systems. We believe that the regulatory ban and phase-out of certain refrigerants combined with the environmentally safe characteristics and product utility of SP34E(TM) wiLL allow us to compete successfully in the refrigerant market. However, there can be no assurance that we will be able to successfully market SP34E(TM) as a viable alternative to the refrigerants that currently enjoy widespreAD market acceptance. We are currently formulating a new marketing plan to reintroduce SP34E(TM) in the United StateS. At this time we have no formal marketing program to introduce SP34E(TM) to marketplace in the United States.

The KLEAN products compete with other organic based solvents, degreasers and bioremediation products including Soygold(R). We have not yet begun actively marketing these products.

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

PRODUCTION FACILITIES

During the fiscal year ended March 31, 2002, our primary production facility was in Phoenix, Arizona. This facility served as our production, warehousing and distribution plant for SOLTRON(R) and the KLEAN enzyme products, as well as our administrative offices. See "DESCRIPTION OF PROPERTY" and "NOTES TO THE FINANCIAL STATEMENTS - Note 5." In August, 2002, we closed the Phoenix facility and relocated our corporate headquarters to San Pedro, California and outsourced the production, warehousing and distribution of SOLTRON(R) to various batch-procesS blending and bottling companies.

During the quarter ended March 31, 2002, we sold our 50% ownership interest in Protocol, which produced SP34E(TM) AT its facilities in Canada. The interest in Protocol was sold to PICO Holdings, Inc., the holder of the other 50% interest in Protocol, for debt cancellation of approximately $500,000.

REGULATION

The use of certain chemicals and other substances is subject to extensive and frequently changing federal, state, provincial and local laws and substantial regulation under these laws by governmental agencies, including the EPA, the Occupational Health and Safety Administration, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose requirements to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. We provide all required warning labels and instructions for the handling of these substances.

Aftermarket fuel additives are required to be registered with the EPA Fuels and Energy Division. We have registered SOLTRON(R) both as an additive and for the bulk treatment of fuels.

Like all companies, we are also subject to regulation by the Federal Trade Commission ("FTC") with respect to the marketing of our products. Although the FTC has a long history of pursuing enforcement actions against fuel saving, fuel additive and oil additive products, we believe we have sufficient research, independent testing, use data and scientific evidence to substantiate our advertising and promotional claims regarding SOLTRON(R).

We filed an Information Notice with the EPA under the Significant New Alternatives Policy ("SNAP") program in order to categorize the acceptable uses of SP34E(TM) and in December 2000, SP34E(TM) was added to the EPA/SNAP liST oF acceptable alternatives. In March of 2001, marketing of SP34E(TM) commenced in the United States and no significaNT penetration has occurred at this time due to a change of business by our appointed distributor Environmental Technologies and the subsequent sale of Protocol, which produced SP34E(TM) for the Company under license. Since tHE sale of Protocol, we have not produced or marketed SP34E(TM).

EZKLEAN meets all requirements of the Air Quality Management District ("AQMD") of Los Angeles and is certified by the Southern California AQMD as a clean air solvent. EZKLEAN is acceptable in food grade applications under FDA regulations, 21 CFR ss. 178.3400. SOILKLEAN has environmental approval from the State of Florida. None of the KLEAN products contain hazardous material, and all of the products are biodegradable.

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

EMPLOYEES

At March 31, 2002, we employed four full time personnel, including one administrative, two production and one sales personnel. Our employees are not covered by any collective bargaining agreements and we consider our relationship with our employees to be good.

FACTORS AFFECTING FUTURE PERFORMANCE

LIMITED OPERATING HISTORY. Our current operations have been implemented since November 1996, but our business plan has not yet been fully implemented. Accordingly, we have only a limited operating history with respect to the distribution and marketing of SOLTRON(R) and we are still formulating a new marketing plan for SP34E(TM) in tHe United States.

HISTORY OF LOSSES. We have consistently had negative cash flow, operating losses and insufficient liquidity with respect to current operations, all of which we expect to continue until our sales revenues increase substantially. There can be no assurance that we will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future.

ADDITIONAL CAPITAL REQUIREMENT. We will require significant additional capital to meet our growth objectives and to fully implement our business plan and expand our operations. While we have received capital infusions from Dominion Capital and other investors in the past, there can be no assurance that these investments will continue. We may also seek additional debt or equity financing through banks, other financial institutions, companies or individuals, but no assurance can be given that we will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. Further, even if financing is obtained, no assurance can be given that such financing would be adequate to meet our needs for the foreseeable future. If we are unsuccessful in obtaining sufficient additional capital, our ability to continue as a viable business enterprise will be substantially impaired.

NEED TO DEVELOP SALES AND PRODUCT AWARENESS. Establishment of a distribution network sufficient to create and supply customer demand for SOLTRON(R) will be critical to our future success. We anticipate developing this networK primarily through traditional marketing channels, such as distributors in the fuel, oil chemical and automotive aftermarket industries. We unsuccessfully attempted to establish the distribution of SP34E(TM) through a compaNy with a national network. However, the refrigerant market is highly competitive and acceptance of our product will require substantial additional time and marketing efforts. Numerous factors, including lack of sufficient inventory or capital, or failure of our products to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties we will face in establishing an efficient distribution network for our products. While we intend to engage qualified personnel to assist in establishing our distribution network, no assurance can be given that our products will be accepted by industrial or retail consumers, that a satisfactory distribution network can be established or that our operations will ever be profitable.

UNCERTAINTY OF WIDESPREAD MARKET ACCEPTANCE OF PRODUCTS, LIMITED MARKETING EXPERIENCE. We are still in the early stages of marketing SOLTRON(R) and SP34E(TM). As is typical with new products, demand and market acceptance for oUr products is subject to a high degree of uncertainty. Achieving widespread market acceptance for our products will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of our products. The prospects for our product line will be largely dependent upon our ability to achieve market penetration, which will require significant efforts on our part to create awareness of and demand for our products. Our ability to build our customer base will depend in large part on our ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that our products will achieve widespread market acceptance or that our marketing efforts will result in future profitable operations.

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

LIMITED PRODUCT LINE. We currently hold the marketing and distribution rights to SOLTRON(R) and SP34E(TM). Our fuTuRe success and profitability will, to a very high degree, depend upon the market acceptance of these products and our ability to improve these products.

SUPPLY, CAPACITY AND DISTRIBUTION CONSTRAINTS. To successfully market our products, we must be able to fill orders promptly for our shipment. Our ability to meet our supply requirements promptly will depend on numerous factors including our ability to establish successfully an effective distribution network and to maintain adequate inventories. The ability of our sole supplier of the SOLTRON(R) enzyme to adequately produce the chemicalS needed to produce SOLTRON(R) in volumes sufficient to meet demand will also affect our ability to produce thiS product. Failure to adequately supply products to distributors and retailers or of any of our suppliers to produce sufficient materials to meet our demand would materially adversely impact our operations.

DEPENDENCE UPON RAW MATERIALS AND SUPPLIERS. We are dependent on a single supplier of the enzyme concentrate needed to make SOLTRON(R) and on other suppliers of chemicals. Chemicals are subject to price fluctuations baseD upon supply and demand. In addition, because the SOLTRON(R) enzyme is produced in Japan, fluctuations in currencY values could adversely affect our cost of this product. Interruption of our product supply could result from several factors, such as disruption of supply of raw product, work stoppages, strikes or other labor difficulties, changes in governmental or international regulations or natural or man caused disasters occurring with respect to our suppliers. Any increase in the costs of our raw materials or disruption of our suppliers could severely and adversely affect our business operations.

RELIANCE ON MANAGEMENT; LIMITED PERSONNEL. Attracting and retaining qualified personnel is critical to our business plan. In particular, our success is highly dependent on the services of our Chief Executive Officer, James H. Hirst. Mr. Hirst is an at-will employee and we do not maintain key man life insurance. There can be no assurance that we will not lose the benefit of his services. The loss of Mr. Hirst's services or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

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

COMPETITION. The markets for fuel additives, refrigerants and enzyme based cleaning and bio-remediation products are highly competitive. We believe that our products and our management's qualifications will enable us to compete effectively in these markets, but we cannot give any assurance that we will be successful. We will be competing with established manufacturers and distributors that have already developed brand recognition and gained consumer acceptance. Many of these competitors have significantly greater financial, marketing, personnel, managerial and other resources than we do. New competitors may also enter these markets. Even though we believe our products are superior to those of our competitors, our lack of financial strength and brand recognition will be significant disadvantages to our ability to penetrate and compete in our target markets.

LIMITED PATENT AND PROPRIETARY INFORMATION PROTECTION. We do not believe that our products or our proprietary production processes infringe on proprietary rights of others, but we cannot give any assurance that infringement claims will not be made against us. If it is determined that our products or processes do infringe someone else's proprietary rights, we could be required to modify our products or processes or obtain a license to continue our use of them. There can be no assurance that we would be able to do this in a timely manner, upon acceptable terms and conditions or at all. Our failure to do so would have a material adverse effect on our business. In addition, there can be no assurance that we would have the financial or other resources necessary to prosecute or defend a patent infringement or other proprietary rights action. Moreover, if any of our products or processes were held to infringe patents or proprietary rights of others, we could, under certain circumstances, be held liable for damages, which could be significant in amount and which could materially and adversely effect our operations. We rely on confidentiality agreements, trade secret protection and other methods to protect our processes, concepts, ideas, documentation and other information related to our products and proprietary processes. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar products and processes. All of our employees are required to sign non-disclosure, non-competition and inventions agreements, but there can be no assurance that a court would enforce such agreements or that they would provide us with any meaningful protection. There can be no assurance that we will be able to adequately protect our trade secrets or that other companies will not acquire information that we consider proprietary.

PRODUCT ACQUISITION AGREEMENT. Our rights to manufacture and distribute SOLTRON(R) and SP34E(TM), as well as The process, formulae and other proprietary rights related to such products, are contained in product acquisition agreements with Dominion Capital. Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations. Additionally, our rights with respect to our products under these agreements are limited to terms of five years, each of which are extendable.

NEED FOR ADDITIONAL PRODUCT DEVELOPMENT. We believe that our development work on SOLTRON(R), SP34E(TM) and the KLEAN products is substantially complete, but testing of these products in the United States has been limited. We anticipate that our future research and development activities, combined with experience we hope to gain from commercial production and use of our products will result in the need for further refinement of our products and development of new products. Such refinements and development may be required for our products to remain competitive. There can be no assurance that we will have the experience or the financial resources necessary to make such improvements to our product line, which could have a significant negative impact on our business.

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

CONTROL BY EXISTING SHAREHOLDERS/FOREIGN SHAREHOLDERS. Our principal shareholder, Dominion Capital, and its affiliates own or control a substantial block of our outstanding common stock. Accordingly, these shareholders, acting together, would be able to effectively control matters requiring approval by our shareholders, including the election of our board of directors and approval of certain significant transactions. Dominion Capital is domiciled in Australia and if we, or our shareholders, were to bring legal action against it, its domicile in a foreign country may prevent it from being subject to jurisdiction of a United States court. While we or our shareholders may be able to proceed against Dominion Capital in an Australian court, such actions may be prohibitively expensive and an Australian court may not recognize claims or provide remedies similar to those available in United States courts.

INTERNATIONAL TRADE. We anticipate selling SOLTRON(R) and SP34E(TM) products in Canada and Mexico, as welL AS importing SOLTRON(R) concentrate from Japan. This will expose our business to certain additional risks related tO doing business internationally, which could include, among others, fluctuations in currency exchange rates, changes in both United States and foreign import and export laws and regulations, increases in tariffs, customs, foreign tax liabilities and other adverse United States and foreign tax consequences and potential difficulty in contract enforcement. Risks of conducting international business operations could have a negative impact on our overall business.

ITEM 2. DESCRIPTION OF PROPERTY

As of March 31, 2002, we leased approximately 14,000 square feet of space at 4247 West Adams, Phoenix, Arizona 85009, which housed our SOLTRON(R) and KLEAN manufacturing, warehousing and distribution plant and serves as ouR administration and corporate sales office. Monthly lease payments are approximately $7,300 and the lease expires on September 14, 2002.

ITEM 3. LEGAL PROCEEDINGS

We have in the past been involved in various legal proceedings arising in the normal course of business. The ultimate outcome of these various legal proceedings had no material effect on our financial position, results of operation or liquidity. There are no legal proceedings pending, or to our knowledge, threatened, that we expect to have any material impact on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND SHAREHOLDER INFORMATION

Our common stock was traded on the OTC Bulletin Board under the symbol "SLPW" throughout the fiscal year ended March 31, 2002. The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the fiscal years indicated. On March 31, 2002, there were approximately 360 registered beneficial holders of our common stock.


  Fiscal Year            Quarter Ended             High              Low
  -----------            -------------             ----              ---
     2001...........June 30, 2000..................$1.44............$0.41
                    September 30, 2000.............$0.88............$0.31
                    December 31, 2000..............$0.61............$0.24
                    March 31, 2001.................$0.41............$0.16

     2002...........June 30, 2001..................$0.60............$0.17
                    September 30, 2001.............$0.20............$0.16
                    December 31, 2001..............$0.32............$0.12
                    March 31, 2002.................$0.23............$0.07

The prices set forth in this table represent quotes between dealers and do not include commissions, markups or markdowns, and may not represent actual transactions.

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

RECENT UNREGISTERED STOCK ISSUANCES

On January 31, 2001, we commenced an offering of up to 2,500,000 units, each consisting of one share of restricted common stock and a warrant to purchase one share of common stock. The units were offered in reliance on the exemption from registration provided under Regulation D as promulgated under the Securities Act. The units were offered at $0.20 per unit and warrants were exercisable for three years at $0.20 per share. As of March 31, 2001, we had sold 1,000,000 units. At June 30, 2001, we had sold a total of 1,350,000 units and closed the offering. On September 24, 2001, the Board of Directors voted to accept a late subscription for an additional 217,500 units under the offering.

On April 1, 2001, the Company issued 19,355 restricted shares of common stock in settlement of an outstanding accounts payable amounting to $4,839.

On August 28, 2001, the Company issued 40,000 restricted shares of common stock for the purchase of the formula and know-how for the enzyme product PETROKLEAN.

On August 28, 2001, the Company issued 50,000 restricted shares of common stock to Mr. James Flowers pursuant to stock grants under his employment agreement.

On March 31, 2002, the Company issued 300,000 restricted shares of common stock in relation to the conversion of a $30,000 short-term Convertible Note Payable that was issued on January 23, 2002 and became due on February 23, 2002.

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

INTRODUCTION

We continue to report significant losses. The past year was a year of increased financial and operational efficiency and decreased overhead. We have concentrated our focus for SOLTRON(R) on identifying distributors anD developing direct sales activities in new markets such as bulk users and small generation power plants. After obtaining the requisite approvals for the sale of SP34E(TM) in the United States, we appointed a nationAL distributor for the product, who subsequently changed management and business direction and whom we subsequently terminated. This, combined with poor sales of the KLEAN products, resulted in less than expected sales revenues.

During the quarter ended March 31, 2002, the Company sold its 50% interest in Protocol.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001

Revenues from fuel additives for the year ended March 31, 2002 were $488,324 as compared to $314,180 for the year ended March 31, 2001. The increase in revenues was due to an expanded customer base on SOLTRON(R) sales. The yeaR ended March 31, 2001 has been restated to exclude the operations of Protocol. Our cost of sales for SOLTRON(R) decreased as a percentage of revenues due to increased revenues that were spread over the fixed plant overhead and the amortization of plant leasehold improvements over the balance of the life of the lease.

General and administrative costs for the year ended March 31, 2002 were $891,219 as compared to $1,793,224 for the same period ended March 31, 2001. The general and administrative amounts included amortization of marketing rights of $2,098,330 and $460,000 respectively. The increase of amortization expense is a result of management determining to write-off the balance of the SP34E(TM) licenses due to the sale of the interest in Protocol in MarCh 2002. General and administrative costs excluding the marking rights amortization for the years ended March 31, 2002 and 2001 was $832,889 and $1,333,224, or a reduction of $500,335. The 38% decrease resulted primarily from decreased administrative overhead in the areas of compensation and consulting professional fees. The consolidation of operations and administration to our plant office in Phoenix, Arizona also contributed reductions in overhead operating costs.

For the year ended March 31, 2002, we incurred a net operating loss of $2,670,455 or $0.08 per share compared to a net loss of $2,149,849 or $0.08 per share for the year ended March 31, 2001. These losses contributed to net cash used in operating activities of $261,009 and $1,274,150 for the years ended March 31, 2002 and 2001, respectively.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on its commercial activities for the ensuing year as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

The $261,009 of cash we utilized during this period was mainly provided by proceeds from notes payable and the sale of common stock. The acquisition of Protocol and plant expansion in Phoenix utilized $467,848 for the year ended March 31, 2001. During this same period, $1,652,917 was mainly provided by loans from related parties, proceeds from notes payable and common stock subscriptions. As of March 31, 2002, we had no further commitments for capital expenditures.

PLAN OF OPERATIONS FOR FISCAL YEAR 2003

Future marketing activities will be directed towards expanding existing markets for our products and penetrating new markets. On completion of a full review of our operations with the objective to curtail the current loss situation, we intend to conduct further reorganization. This review will also consider product range, distribution channels, corporate structure and the economics of closure of the Phoenix production facility and outsourcing the production of our products.

Divesture of Protocol and failure of the appointed U.S. distributor for SP34E(TM) has limited our expectations fOr any significant sales in fiscal year 2003 for this product. The KLEAN products have shown extremely slow sales interest and therefore our revenue projections are minimal.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX

Report of Independent Registered Public Accounting Firm.....................17

Consolidated Balance Sheets at March 31, 2002 and 2001......................18

Consolidated Statements of Operations for the Years Ended
March 31, 2002 and 2001.....................................................19

Consolidated Statements of Comprehensive Loss
For the Years Ended March 31, 2002 and 2001.................................20

Consolidated Statements of Stockholders' (Deficit) Equity for the
Years Ended March 31, 2002 and 2001.........................................21

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2002 and 2001.....................................................22

Notes to the March 31, 2002 and 2001
Financial Statements........................................................24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Solpower Corporation

We have audited the accompanying consolidated balance sheets of Solpower Corporation and Subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation and Subsidiaries at March 31, 2002 and 2001, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/  Semple & Cooper, LLP
Phoenix, Arizona
November 10, 2004

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

                                                                               2002                   2001
                                                                           ------------           ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                $      3,543           $     14,259
  Accounts receivable                                                            26,417                 30,535
  Inventory                                                                      24,395                135,777
  Prepaid expenses                                                                7,779                     --
  Assets of discontinued operations                                                  --              1,075,549
                                                                           ------------           ------------
      Total Current Assets                                                       62,134              1,256,120

Property & Equipment, net                                                       107,844                342,857

Other Assets:
  Marketing licenses, net                                                            --              2,098,333
  Goodwill, net                                                                      --                320,593
  Receivables from related parties                                               24,959                     --
  Other                                                                          11,094                 10,833
                                                                           ------------           ------------
                                                                           $    206,031           $  4,028,736
                                                                           ============           ============
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
  Accounts payable - trade                                                 $    253,464           $    217,823
                   - related parties                                            149,665                 95,461
  Customer deposits                                                              50,160                     --
  Accrued interest - related parties                                             45,883                 13,876
  Accrued interest                                                                   --                 26,220
  Accrued expenses                                                              105,945                139,450
  Liabilities of discontinued operations                                             --              1,001,543
                                                                           ------------           ------------
      Total Current Liabilities                                                 605,117              1,494,373

Long-Term Liabilities:
  Notes payable, less current portion                                           110,000                631,051
  Loans payable to related parties, less current portion                        400,000                403,379
                                                                           ------------           ------------
      Total Liabilities                                                       1,115,117              2,528,803
                                                                           ------------           ------------

Commitments and Contingencies                                                        --                     --

Stockholders' (Deficit) Equity:
  Preferred stock; $0.001 par value, 5,000,000 shares authorized;
   issued and outstanding, none                                                      --                     --
  Common stock; $0.01 par value, 100,000,000 shares authorized;
   issued and outstanding 33,231,919 and 31,255,064, respectively               332,320                312,551
  Common stock subscribed                                                            --                256,000
  Additional paid-in capital                                                 10,611,689             10,120,179
  Accumulated deficit                                                       (11,853,095)            (9,182,640)
  Foreign currency translation adjustment                                            --                 (6,157)
                                                                           ------------           ------------
      Total Stockholders' (Deficit) Equity                                     (909,086)             1,499,933
                                                                           ------------           ------------
                                                                           $    206,031           $  4,028,736
                                                                           ============           ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                              2002                   2001
                                                          ------------           ------------
Revenues:
  Fuel additive                                           $    488,324           $    314,180
  Miscellaneous                                                 23,167                     --
                                                          ------------           ------------
                                                               511,491                314,180
                                                          ------------           ------------
Cost of Sales:
  Fuel additive                                                511,826                409,556
  Miscellaneous                                                    276                     --
                                                          ------------           ------------
                                                               512,102                409,556
                                                          ------------           ------------
Gross Profit (Loss)                                               (611)               (95,376)

Expenses:
  General and administrative                                   891,219              1,793,224
  Impairment of intangible asset                             2,040,000                     --
                                                          ------------           ------------
Operating Loss                                              (2,931,830)            (1,888,600)
                                                          ------------           ------------
Other Income (Expense):
  Interest income                                                   21                    502
  Foreign exchange rate                                             --                 23,143
  Settlement costs                                                  --                (86,000)
  Interest expense                                            (182,725)              (303,540)
  Relief of debt                                               126,708                131,095
                                                          ------------           ------------
      Total Other Income (Expense)                             (55,996)              (234,800)
                                                          ------------           ------------
Net Loss Before Provision for Income Taxes
 and Discontinued Operations                                (2,987,826)            (2,123,400)
                                                          ------------           ------------

Provision for Income Taxes                                          --                     --

Loss From Continuing Operations                             (2,987,826)            (2,123,400)
                                                          ------------           ------------
Discontinued Operations:
  Operating loss from discontinued operations                  (18,725)               (26,449)
  Gain on sale of discontinued operations                      336,096                     --
                                                          ------------           ------------
Income (Loss) From Discontinued Operations                     317,371                (26,449)
                                                          ------------           ------------
Net Loss                                                  $ (2,670,455)          $ (2,149,849)
                                                          ============           ============
Basic Loss Per Share:
  Loss from Operations available to stockholders
    Continuing operation                                  $      (0.09)          $      (0.08)
    Discontinued operations                                       0.01                     --
                                                          ------------           ------------

Net Loss Per Share                                        $      (0.08)          $      (0.08)
                                                          ============           ============
Weighted Average Number
 of Common Shares Outstanding                               32,387,974             28,414,286
                                                          ============           ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                      2002              2001
                                                  -----------       -----------

Net Loss                                          $(2,670,455)      $(2,149,849)

Other Comprehensive Income (Loss), Net of Tax:

    Foreign currency translation adjustment             6,157            (6,157)
                                                  -----------       -----------
Comprehensive Loss                                $(2,664,298)      $(2,156,006)
                                                  ===========       ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                                      Additional         Common
                                                               Common Stock            Paid In           Stock
                                                         Shares          Amount        Capital         Subscribed
                                                         ------          ------        -------         ----------
Balance, March 31, 2000                               27,316,066       $ 273,161    $  8,741,730       $      --

Issuance of common stock pursuant to
 employment agreements                                   270,000           2,700         153,106              --
Issuance of warrants for financing costs                      --              --         182,000              --
Issuance of common stock in settlement of
 marketing agreements                                    784,625           7,846         306,004              --
Conversion of debt and liabilities to equity           2,784,373          27,844         764,294              --
Issuance of common stock for purchase of assets          100,000           1,000          18,818              --
Issuance of common stock for settlement of
 investor relation services agreement                    130,000           1,300          24,700              --
Common stock subscriptions received                           --              --              --         256,000
Repurchase and cancellation of common stock             (130,000)         (1,300)        (70,473)             --
Increase in cumulative translation account                    --              --              --              --
Loss, year ended March 31, 2001                               --              --              --              --
                                                     -----------       ---------    ------------       ---------

Balance, March 31, 2001                               31,255,064         312,551      10,120,179         256,000

Unit subscriptions received                                   --              --              --         197,750
Common stock and warrants issued for subscriptions     1,567,500          15,675         438,075        (453,750)
Conversion of liabilities to equity                       19,355             194           4,645              --
Issuance of common stock for purchase of
 Formula                                                  40,000             400           4,640              --
Common stock issued for services                          50,000             500           6,150              --
Conversion of note payable to common stock               300,000           3,000          27,000              --
Call option issued                                            --              --          11,000              --
Decrease in cumulative translation account                    --              --              --              --
Loss, year ended March 31, 2002                               --              --              --              --
                                                     -----------       ---------    ------------       ---------

Balance, March 31, 2002                               33,231,919       $ 332,320    $ 10,611,689       $      --
                                                     ===========       =========    ============       =========

                                                                       Cumulative
                                                      Accumulated      Translation
                                                        Deficit          Account          Total
                                                        -------          -------          -----
Balance, March 31, 2000                              $ (7,032,791)       $    --       $ 1,982,100

Issuance of common stock pursuant to
 employment agreements                                         --             --           155,806
Issuance of warrants for financing costs                       --             --           182,000
Issuance of common stock in settlement of
 marketing agreements                                          --             --           313,850
Conversion of debt and liabilities to equity                   --             --           792,138
Issuance of common stock for purchase of assets                --             --            19,818
Issuance of common stock for settlement of
 investor relation services agreement                          --             --            26,000
Common stock subscriptions received                            --             --           256,000
Repurchase and cancellation of common stock                    --             --           (71,773)
Increase in cumulative translation account                     --         (6,157)           (6,157)
Loss, year ended March 31, 2001                        (2,149,849)            --        (2,149,849)
                                                     ------------        -------       -----------

Balance, March 31, 2001                                (9,182,640)        (6,157)        1,499,933

Unit subscriptions received                                    --             --           197,750
Common stock and warrants issued for subscriptions             --             --                --
Conversion of liabilities to equity                            --             --             4,839
Issuance of common stock for purchase of
 Formula                                                       --             --             5,040
Common stock issued for services                               --             --             6,650
Conversion of note payable to common stock                     --             --            30,000
Call option issued                                             --             --            11,000
Decrease in cumulative translation account                     --          6,157             6,157
Loss, year ended March 31, 2002                        (2,670,455)            --        (2,670,455)
                                                     ------------        -------       -----------

Balance, March 31, 2002                              $(11,853,095)       $    --       $  (909,086)
                                                     ============        =======       ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                      2002                2001
                                                                  -----------         -----------
Cash Flows From Operating Activities:
  Net loss                                                        $(2,670,455)        $(2,149,849)
  Income (loss) from discontinued operations                          317,371             (26,449)
                                                                  -----------         -----------
  Net loss attributable to continuing operations                   (2,987,826)         (2,123,400)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Impairment of intangible asset                                 2,040,000                  --
     Depreciation and amortization                                    353,032             656,299
     Non-cash transactions                                             10,690             321,950
     Net gain on sale of assets                                      (336,096)                 --
     Changes in operating assets and liabilities:
       Accounts receivable                                              4,118              14,191
       Prepaid expenses                                                (7,779)                 --
       Inventory                                                      111,382            (114,153)
       Receivable from related parties                                (24,959)                 --
       Accounts payable - trade                                       162,349              49,008
                        - related parties                              54,204             (11,657)
       Customer deposits                                               50,160                  --
       Accrued expenses                                               (33,505)             39,521
       Accrued interest - related parties                              32,007              13,876
       Accrued interest                                                (6,157)             26,220
                                                                  -----------         -----------
          Net Cash Used by Continuing Operating Activities           (578,380)         (1,128,170)
          Income (Loss) from Discontinued Operations                  317,371             (26,449)
                                                                  -----------         -----------
          Net Cash Used by Operating Activities                      (261,009)         (1,154,619)
                                                                  -----------         -----------
Cash Flows from Investing Activities:
  Investment in discontinued operations                                    --            (271,393)
  Capital expenditures                                                 (5,128)           (117,354)
  Proceeds from sale of equipment                                       4,300                  --
                                                                  -----------         -----------
          Net Cash Used by Investing Activities                          (828)           (388,747)
                                                                  -----------         -----------
Cash Flows From Financing Activities:
  Proceeds from notes payable                                         140,000             507,845
  Proceeds from sale of common stock, warrants and options            114,500             200,000
  Loans from related parties                                               --             863,370
  Payments to related parties                                          (3,379)            (47,889)
                                                                  -----------         -----------
          Net Cash Provided by Financing Activities                   251,121           1,523,326
                                                                  -----------         -----------

Increase (Decrease) in Cash and Cash Equivalents                      (10,716)            (20,040)
Cash and Cash Equivalents, Beginning of Year                           14,259              34,299
                                                                  -----------         -----------
Cash and Cash Equivalents, End of Year                            $     3,543         $    14,259
                                                                  ===========         ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                              2002              2001
                                                                           ---------         ---------
SUPPLEMENTAL INFORMATION:
Cash Paid for:
  Interest                                                                 $  40,214         $  10,817
  Income taxes                                                             $      --         $      --

Non-cash Investing and Financing:
  Cost associated with issue of warrants                                   $  94,250         $      --
  Loss on discontinued operations                                          $  18,725         $      --
  Repurchase and cancellation of common stock for accrued liability        $      --         $ (71,773)
  Issuance of common stock for conversion of debt                          $  34,839         $ 805,843
  Issuance of common stock and warrants for settlement costs and
   related interest                                                        $      --         $ 319,199
  Issuance of common stock for compensation and services                   $   6,650         $ 155,806
  Extinguishments of debt                                                  $(126,708)        $(131,095)
  Amortization of loan discount                                            $  12,934         $      --
  Fixed assets received as payment of accounts receivable                  $      --         $ (35,000)
  Common stock subscribed for financing costs                              $      --         $  56,000
  Issuance of common stock for purchase of formula                         $   5,040         $      --
  Foreign Currency Translation                                             $      --         $  (6,157)
  Issuance of common stock for purchase of assets                          $      --         $  19,818

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

--------------------------------------------------------------------------------
                                     NOTE 1
           DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                                    BUSINESS

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

NATURE OF OPERATIONS

The principal business purpose of the Company is the sales and distribution of SOLTRON(R), a fuel enhancing product and SP34E(TM), a replacement refrigerant, and other environmentally friendly products throughout the world although it is not currently marketing SP34E(TM).

The Company has the exclusive sales, distribution, marketing and manufacturing rights for the United States, Mexico and Canada to the Solpower product, SOLTRON(R), and SP34E(TM).

ACQUISITIONS

During the year ended March 31, 2001, the Company acquired 50% of the outstanding stock of Protocol Resource Management Inc. and entered into and purchased the E*COR enzyme division assets of Perix Industries, Inc. (Note 4)

SALE OF SUBSIDIARY

During the quarter ended March 31, 2002, the Company negotiated the sale of its 50% ownership of its Canadian subsidiary to PICO Holdings, Inc. ("PICO"), the owner of the other 50% of the Canadian company. As consideration for the Company's 50% ownership, PICO cancelled a $500,000 note payable and accrued interest due them from the Company on a Non-negotiable Promissory Note dated August 24, 2000, and cancelled and extinguished a contingent liability in the original amount on a Non-negotiable Promissory Note dated August 28, 2000. The referred to Notes were stamped "Cancelled" by PICO and returned to the Company.

GOING CONCERN AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2002, which have resulted in a deficiency in working capital of approximately $543,00 and an accumulated deficit of approximately $11,900,000 as of March 31, 2002. (See Note 11)

Management is planning to continue to downsize the operation and reduce current operating overhead. Management is considering not renewing its Phoenix operating lease at its production facility and to outsource the production of the Company's product line. Management is currently reviewing the economics and logistics of these potential changes.

                         SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

During the year ended March 31, 2002, the Company sold its 50% interest in Protocol Resource Management Inc. ("Protocol"), its Canadian subsidiary. The consolidated balance sheet of the Company at March 31, 2001 includes the accounts of Solpower Corporation and of Protocol, reflected as discontinued operations. The consolidated statement of operations for the years ended March 31, 2002 and 2001 include the activity of Protocol as discontinued operations. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

All short-term investments purchased with an original maturity of three months or less is considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with a financial institution.

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. At March 31, 2002 and 2001 an allowance has been provided for uncollectible accounts receivable in the amounts of $-0- and $4,438, respectively. The Company does not have a formal policy to charge interest on late payments of receivable amounts.

CONCENTRATION OF CREDIT RISK

The Company sells its products and extends credit to various customers based upon their financial condition. Exposure to losses on accounts receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for potential losses when required.

During the current and prior fiscal years, one customer accounted for 35 % and 45 % of the Company revenues, respectively.

INVENTORY

Inventory at March 31, 2002 consists, primarily, of the SOLTRON(R) fuel additive concentrate and at March 31, 2001, consists primarily of the SOLTRON(R) fuel additive concentrate and replacement refrigerant gases and related canisters, and is stated at the lower of cost or market using the first-in, first-out
(FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line and declining balance methods over the estimated useful lives of the assets. Ordinary maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. When assets are retired or disposed, the cost and accumulated depreciation are eliminated fro the account and any gain or loss is reflected in the statement of operations.

Estimated useful lives of the assets are as follows:

         Computer and Office Equipment                          5 years
         Furniture                                            5-7 years
         Vehicles                                               5 years
         Plant Equipment                                      5-7 years
         Leasehold Improvements                   5 years or lease term

RESEARCH AND DEVELOPMENT COSTS

All research and development costs, with the exception of capital expenditures, are expensed in the period incurred. Capital expenditures incurred for research and development activities are included in fixed assets. The Company had no research and development for the years ended March 31, 2002 and 2001.

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity.

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

During the current year ended, management determined that the costs associated with the marketing licenses for SP34E(TM) became impaired when the Company sold its 50% interest in its subsidiary, which manufactured the SP34E(TM) for the Company. Accordingly, the Company wrote-off the balance associated with this license at March 31, 2002. Amortization of this license amounted to $360,000 for the year ended March 31, 2001, and the balance of $2,040,000 was written off as an impairment of an intangible asset for the year ended March 31, 2002.

GOODWILL

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired and is being amortized on a straight-line basis over five years. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows. The subsidiary with which this asset was associated with at March 31, 2001, was sold in March 2002 and the remaining balance of goodwill that was not amortized was written off as a component of determining the net gain on the sale of the subsidiary.

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

Scientific research and development investment tax credits are recorded on a project by project basis in the period when the Company has determined the related research and development expenditures qualify for the tax incentives. The Company had no such expenditures for the years ended March 31, 2002 and 2001.

BASIC LOSS PER COMMON SHARE

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2002 and 2001 diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At March 31, 2002, stock options representing 2,500,000 common shares were outstanding with exercise prices ranging between $0.15 and $2.00. The weighted average exercise price for all outstanding options was $2.35. At year-end stock warrants representing 1,817,500 common shares were outstanding with exercise prices ranging between $0.20 and $0.40. The weighted average exercise price for all outstanding warrants was $0.23.

FOREIGN CURRENCY TRANSLATION

Account balances and transactions denominated in foreign currencies and the accounts of the Company's foreign operations have been translated into United States funds, as follows: (i) assets and liabilities, if any, at the rates of exchange prevailing at the balance sheet date; (ii) revenue and expenses at average exchange rates for the period in which the transaction occurred; (iii) exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and (iv) exchange gains and losses arising from the translation of the Company's foreign operations are deferred and included as a separate component of stockholders' equity, as reflected at March 31, 2001

The Company sold its only foreign subsidiary in March 2002. The net foreign currency translation balance at the time of the sale became a component of determining the net gain on the sale of the subsidiary.

STOCK-BASED COMPENSATION

Employee Stock Options:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP 25") and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition & Disclosure."

The following table illustrates the pro forma effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, "Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123," to stock-based employee compensation.

                                                                             Year Ended March 31,
                                                                            2002                2001
                                                                        -----------         -----------
                                                                        (Unaudited)         (Unaudited)
Net loss from continuing operations, as reported                        $(2,987,826)        $(2,123,400)
Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all awards,
        net of related tax effects                                          (21,000)                 --
                                                                        -----------         -----------
Pro forma net loss from continuing operations                            (3,008,826)         (2,123,400)
Income (loss) from discontinued operations                                  317,371             (26,449)
                                                                        -----------         -----------
Pro forma net loss                                                      $(2,691,455)        $ 2,149,849)
                                                                        ===========         ===========
Loss per share:
  Basic, continuing operations, as reported                             $     (0.09)        $     (0.08)
                                                                        ===========         ===========
  Basic, continuing operations, pro forma                               $     (0.09)        $     (0.08)
                                                                        ===========         ===========
  Discontinued operations, as reported                                  $      0.01         $        --
                                                                        ===========         ===========
  Discontinued operations, pro forma $                                         0.01         $        --
                                                                        ===========         ===========
  Net loss per share, as reported                                       $     (0.08)        $     (0.08)
                                                                        ===========         ===========
  Net loss per share, pro forma                                         $     (0.08)        $     (0.08)
                                                                        ===========         ===========

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of 1.3 to 5 years, risk-free interest rates of five percent (5%), and a zero percent (0%) dividend yield.

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period.

Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method.

RECENT ACCOUNTING PRONOUNCEMENT

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in SPB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flow of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standards No. 123 (SFAS 123 (R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operation.

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following at March 31, 2002 and 2001:

                                                     2002                2001
                                                  ---------           ---------
Furniture and Fixtures                            $  52,359           $  52,359
Computer and Office Equipment                        75,711              74,359
Plant Equipment                                     170,705             174,110
Leasehold Improvements                              425,298             425,298
                                                  ---------           ---------
                                                    724,073             726,350
Less: Accumulated Depreciation                     (616,229)           (383,493)
                                                  ---------           ---------

                                                  $ 107,844           $ 342,857
                                                  =========           =========

Depreciation expense charged to operations for the years ended March 31, 2002 and 2001, was $235,479 and $113,259, respectively.

--------------------------------------------------------------------------------
                                     NOTE 3
                                MARKETING RIGHTS
--------------------------------------------------------------------------------

On November 4, 1996, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SOLTRON(R), a fuel enhancing product, encompassing the North American Market (UniteD States, Mexico and Canada), in exchange for 5,000,000 shares of common stock valued at $500,000. The contract was for a period of five years. The Company amortized the marketing rights over the original period of the contract. The original marketing rights were fully amortized at March 31, 2002. The contract was automatically renewed effective November 2001 at no additional cost outlay to the Company.

On June 17, 1998, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SP34E(TM) (a refrigerant) encompassing the North American Market (United States, Mexico aND Canada), in exchange for the issuance of 6,000,000 shares of common stock valued at $2,400,000. The contract is for a period of five years, and pursuant to an addendum to the agreement, the term of the agreement commenced on July 1, 2000. The Company is amortizing these marketing rights over the period of contract.

During the current year ended, management determined that the costs associated with the marketing licenses for SP34E(TM) became impaired when the Company sold its 50% interest in its subsidiary, which manufactured the SP34E(TM) for the Company. Accordingly, the Company wrote-off the balance associated with these rights at March 31, 2002

Amortization charged to operations for each of the years ended March 31, 2002 and 2001 was $58,333 and $460,000, respectively.

--------------------------------------------------------------------------------
                                     NOTE 4
                                  ACQUISITIONS
--------------------------------------------------------------------------------

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

The amount paid for the acquisition was $1,500,000 (CAN), $1,016,700 (US), in the form of $1,000,000 (CAN), $677,800 (US), cash at closing, of which half was paid by the Company and half by PICO Holdings, Inc., and promissory notes due on the second and third anniversaries of the closing date. The promissory note in the amount of $500,000 (US) was issued by PICO. The Company issued a note in the amount of $250,000 (CAN), $123,206(US), to PICO, which represented one-half of the amount of the note issued by PICO in the Protocol acquisition. In the event that the annual average EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of Protocol for first two years following closing is not at least $250,000 (CAN), $123,206 (US), the amount of the second anniversary payment will be reduced based on a formula. In the event that the annual EBITDA of Protocol for third year following closing is not at least $250,000 (CAN), $123,206 (US), the amount of the third anniversary payment will also be subject to reduction based on a formula.

The funds used by the Company to complete its portion of acquisition were provided in the form of two loans from PICO in the aggregate amount of $623,206
(US). The shares of Protocol held by the Company as a result of the acquisition were utilized to secure these loans. The Company granted PICO a warrant to purchase 1,000,000 shares of its common stock at $0.43 (110% of the market price on the date funds were advanced). The terms of the $500,000 (US) promissory note is for three years, with interest at LIBOR plus 2%, payable semi-annually. (Note
7)

During the quarter ended March 31, 2002 the Company negotiated the sale of their 50% interest in this subsidiary to PICO Holdings, Inc. (Note 1)

ACQUISITION OF E*COR ASSETS

On December 22, 2000, the Company purchased the E*COR enzyme division assets of Perix Industries, Inc., of California. The Company issued 100,000 restricted shares of common stock to Perix in consideration for enzyme inventory, existing contracts and outstanding contract bids, brand names and proprietary formula for certain of the KLEAN enzyme products.

On August 28, 2002, the Company purchased the formula and know-how for the PETROKLEAN enzyme product from Steve Kraynak for 40,000 shares of restricted common stock.

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

Minimum future rental payments for all non-cancelable operating leases having original or remaining lease terms in excess of one year as of March 31, 2002 are as follows:

               Year Ending
                March 31,
                ---------
                 2003          $53,820
                 2004           10,460
                               -------
                               $94,280
                               =======

Lease expense charged to operations for the years ended March 31, 2002 and 2001, was $83,172 and $142,051, respectively.

CONVERTIBLE PROMISSORY NOTE

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matured on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at March 31, 2002 and under the terms of the addendum, the agreement was verbally extended and subsequent to year end was converted into common stock. (Note 7)

OTHER COMMITMENTS

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

--------------------------------------------------------------------------------
                                     NOTE 6
                                  INCOME TAXES
--------------------------------------------------------------------------------

Deferred income taxes are determined using the asset and liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2002 and 2001, deferred tax assets on United States reported losses consist of the following:

                                                  2002                2001
                                              -----------         -----------
     Net operating loss carry-forwards        $ 1,632,000         $ 1,232,000
     Less: valuation allowance                 (1,632,000)         (1,232,000)
                                              -----------         -----------

                                              $        --         $        --
                                              ===========         ===========

At March 31, 2002 and 2001, the Company had United States federal net operating loss carry-forwards in the approximate amount of $11,372,000 and $8,701,500, respectively, available to offset future taxable income expiring through 2022 and 2021, respectively. At March 31, 2002, and 2001, the Company had Arizona state net operating loss carry-forwards in the approximately amount of $10,023,000 and $8,701,500, respectively, available to offset future taxable income expiring through 2007 and 2006, respectively.

In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carry-forwards to offset future taxable income within the carry-forward periods is more likely than not. Accordingly, a 100% valuation allowance has been recorded against the net deferred tax assets.

Protocol Resource Management Inc., the previously 50% owned Canadian subsidiary, reports its income under Canadian taxation regulations. The company has operating losses approximating $172,000 (US) at March 31, 2001 and expire through 2008.

At March 31, 2001, deferred tax assets in US dollars on the Canadian reported losses consist of the following:

     Net operating loss carry-forwards        $  54,838
     Less: valuation allowance                       --
                                              ---------

                                              $  54,838
                                              =========

With the sale of the Canadian subsidiary, this deferred tax asset is no longer available to the Company at March 31, 2002.

--------------------------------------------------------------------------------
                                     NOTE 7
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

LOANS PAYABLE TO RELATED PARTIES

On November 4, 1996, the Company entered into an agreement with the majority stockholder of the Company, Dominion Capital Pty Ltd., ("DOMINION") for a period of five years. Dominion agreed to provide up to $1,000,000 on an "as needed" basis for operational costs and for the development and construction of manufacturing facilities. Dominion was to be repaid for the advances with convertible preferred shares of the Company. On November 24, 1997, an addendum was signed by the Company deleting this provision from the agreement. The addendum grants stock options and pay performance bonuses based solely on gross sales figures of the Solpower product SOLTRON(R) in thE North American market. Details of the terms of the options can be found in Note 8, under the subheading, "Stock Options." Additionally, the Company has the option to extend the term of this agreement for an additional period of five years, unless canceled by notice in writing, by either party, with a thirty day notice of cancellation. At March 31, 2002 the term of this agreement was verbally extended through November 4, 2006. As of March 31, 2002 and 2001, the Company had a balance due to Dominion of $400,000 and accrued interest of $45,883 and $13,876, respectively.

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

As of March 31, 2001 the Company has a balance due to Peter Voss, a stockholder and director, in the amount of $3,379. Management believes that the balance due is long-term in nature.

In July 1998, the Company entered into an investor relations agreement with Dominion Capital Securities, Inc., a related entity, for a six month period to provide investor relations activities in exchange for $125,000 in cash, 50,000 shares of common stock and 100,000 stock options at an exercise price of $3.00 per share. The Company renewed the agreement in consideration of monthly payments of $30,000 per month for the period July 1, 1999 through December 31, 1999. The agreement provided for payment in cash of $90,000 and common stock in the amount of $90,000 for services. In addition, the agreement provided for payments for services of $15,000 per month from January 1, 2000 through June 30, 2000, payable in cash of $60,000 and common stock of $30,000. As of March 31, 2000, the Company had a balance payable under the agreement of $130,390, which included additional expenses incurred by Dominion Capital Securities, Inc. during the year ended March 31, 2000. During the year ended March 31, 2001, the $130,390 was converted to common stock. For the year ended March 31, 2001, the Company recorded investor relations expenses in relation to this agreement in the amount of $148,266.

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matured on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365.

On December 20, 2000, the Company agreed to issue a total of 375,000 shares of common stock and warrants to purchase 250,000 shares of common stock in cancellation of debt owing to Dominion Capital, Inc. Of the shares issued, 125,000 were issued to Trond Matteson and 250,000 shares were issued to Dominion Capital, Inc. All warrants were issued to Dominion Capital, Inc and are exercisable at $0.40 per share and expire on December 31, 2002. The warrants expired, unexercised, on December 31, 2002.

--------------------------------------------------------------------------------
                                     NOTE 8
                               SHAREHOLDER EQUITY
--------------------------------------------------------------------------------

STOCK ISSUED FOR SERVICES AND DEBT

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

On January 26, 2001, the Company issued 30,000 restricted shares of common stock to each of Mr. Robinson and Mr. Hirst pursuant to stock grants under their employment arrangements.

On March 15, 2001, the Company agreed to issue 130,000 restricted shares of common stock in settlement of an investor relations service agreement at $.20 per share.

A total of 130,000 common shares were issued to Mr. Hirst during the year ended March 31, 2001. On March 27, 2001, the Company agreed to Mr. Hirst returning the shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares be re-issued.

On April 1, 2001, the Company issued 19,355 restricted shares of common stock in settlement of an outstanding accounts payable amounting to $4,839.

On August 28 2001, the Company issued 50,000 restricted shares of common stock to Mr. James Flowers pursuant to stock grants under his employment agreement.

On March 31, 2002, the Company issued 300,000 restricted shares of common stock in relation to the conversion of a $30,000 short-term Convertible Note Payable that was issued on January 23, 2002, and became due on February 23, 2002.

COMMON STOCK GRANTS

On October 26, 1998, a grant of 25,000 restricted shares under the Plan was made to a former employee. The former employee was employed by the Company on each of the vesting dates and is therefore vested in all shares granted. As of March 31,

2001 no shares have been issued as the result of this grant and a liability has been recorded for the value of the shares at the vesting dates. During the year ended March 31, 2002, the Company wrote off the liability for this stock grant based upon subsequent management conclusions as to improper actions by this former employee.

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

On April 1, 2000, in connection with his employment, a grant of 50,000 restricted common shares was made to James Hirst, Secretary/Treasurer. In addition, the arrangement provides for a grant of 10,000 restricted shares of common stock at the first of each month, commencing May 1, 2000, during the term of Mr. Hirst's employment. Such shares are to be issued quarterly provided agreed upon performance requirements are fulfilled. On June 28, 2000, 70,000 restricted shares of common stock were issued to Mr. Hirst under the arrangement. On each of November 16, 2000, and January 26, 2001, 30,000 restricted shares of common stock were issued to Mr. Hirst under the arrangement. On March 27, 2001, the Company agreed to Mr. Hirst returning the 130,000 shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares be re-issued. Effective March 31, 2001 the stock grants to Mr. Hirst ceased. As of the balance sheet date, March 31, 2002 and 2001, the Company has recorded a liability for the value of the shares due Mr. Hirst that were returned.

On August 24, 2000, subject to employment by the Company's subsidiary, a grant of 250,000 restricted common shares was made to James Flowers, President of Protocol. Such shares are to be issued annually commencing August 24, 2001, in equal amounts of 50,000 shares. Upon the sale of the subsidiary in the quarter ending March 31, 2002, the related stock grant was terminated.

On September 1, 2000, subject to employment by the Company, a grant of up to 100,000 restricted shares was made to Matthew Cohen, National Sales Manager. Such shares are to be issued subject to certain minimum annual gross revenues of SOLTRON(R) being achieved by December 31, 2001. No shares were required to be issued under this stocK grant for the year ended March 31, 2002.

PRIVATE OFFERING

On January 31, 2001 the Company commenced a private unit offering under Rule 501(a) of Regulation D under the Securities Act of 1933. The offering was for up to 2,500,000 units of the Company at a price of $0.20 per unit. Each unit consists of one restricted common share in the capital stock of the Company and one (1) non-transferable share purchase warrant. Each warrant entitles the purchaser to purchase a further one (1) restricted common share in the capital stock of the Company on or before thirty-six (36) months from date of the offering at a price of $0.20 per share, after which time the warrant expires. As of March 31, 2001, the Company had received subscriptions for 1,000,000 units and closed the offering on June 30, 2001, when it had received subscriptions for a total of 1,350,000 units. On September 24, 2001, the Board of Directors voted to accept a late subscription for an additional 217,500 units under the Offering. The purchasers therefore collectively have the right to receive 1,567,500 restricted common shares in the capital stock of the Company and warrants for the right to purchase an additional 1,567,500 restricted common shares in the capital stock of the Company.

As of March 31, 2001, the Company had sold 1,000,000 restricted shares of common stock in the aforementioned offering. These shares have been reflected as common stock subscribed in the accompanying financial statements at that date.

STOCK WARRANTS

On August 23, 2000, the Company issued a warrant to PICO Holdings, Inc. to purchase 1,000,000 shares of restricted common stock at $0.43 per share.
Pursuant to the terms in The Share Purchase Agreement on the sale of the Company's 50% interest in Protocol to PICO, this warrant was cancelled effective March 31, 2002. (Note 4)

On January 26, 2001, the Company issued a warrant to Dominion Capital, Inc., a related party, to purchase 250,000 restricted shares of common stock at $0.40 per share. (Note 7)

On January 31, 2001, the Company commenced a private offering which contained provisions for warrants attached to the common share units sold. As of March 31, 2001, warrants to purchase 1,000,000 restricted shares of common stock at $.20 per share were issued in relation to the offering. Additional common share units were sold under this offering during period April 1, 2001 through September 24, 2001 amounting to 567,500 restricted common shares and additional warrants were issued to purchase 567,500 restricted shares of common stock at $.20 per share. Warrants issued under the offering were to expire on January 31, 2004. The Company subsequently extended the expiration date to June 30, 2005.

A summary of total stock warrants outstanding is as follows:

                                                                Weighted
                                             Number of           Average
                                             Warrants         Exercise Price
                                             --------         --------------
     Outstanding at March 31, 2000                  --              --
     Granted                                 2,250,000           $  0.32


     Forfeited                                      --                --
                                            ----------           -------
     Outstanding at March 31, 2001           2,250,000              0.32

     Granted                                   567,500              0.20
     Forfeited                              (1.000,000)            (0.43)
                                            ----------           -------
     Outstanding at March 31, 2002           1,817,500           $  0.23
                                            ==========           =======


               Warrants Outstanding                    Warrants Exercisable
     -----------------------------------------        ------------------------
                                    Weighted
                                    Average
      Exercise                     Remaining
     Price Per      Number        Contractual           Number        Exercise
       Share       of Shares    Life (In Years)      Exercisable       Price


                  1,567,500                           1,567,500
      $0.20         250,000          3.25                    -         $0.20
                  ---------                           ----------
      $0.40       1,817.500          0.8              1,567,500        $0.40
                  =========                           =========

STOCK OPTIONS

On November 24, 1997, an addendum to the agreement with Dominion Capital Pty Ltd., a related entity, to provide financing (Note 7) was signed by the Company, which grants the following options to Dominion based solely on the gross sales figures, for a five year period, of the Solpower product SOLTRON(R) in the North American Market aS follows:

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

The contract has an anti-dilution provision, that in the event that the Company shall at any time subdivide the outstanding shares of common stock, or shall issue a stock dividend on its outstanding stock, the conversion price in effect immediately prior to such subdivision or the issuance of such dividend shall be proportionately decreased, and in the case the Company shall at any time combine the outstanding shares of common stock, the conversion price in effect immediately prior to such combination shall be proportionately increased, effective at the close of business on the date of such subdivision, dividend or combination, as the case may be. The options expired on November 24, 2002.

On January 23, 2002, the Company issued a call option for $1,000 for the option to purchase 200,000 shares of restricted common stock at $0.15 per share. The option was exercised on June 4, 2002.

INCENTIVE STOCK OPTION PLAN

The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan (the "PLAN"). Pursuant to the Plan, options to purchase shares of the Company's common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 2002, there were 5,000,000 shares reserved for options to be granted under the Plan.

On January 30, 1998, the Company granted options to purchase shares of the Company's common stock to certain individuals at a purchase price equal to or greater than the fair market value of such stock as determined under the Plan as of this date. Mr. James H. Hirst was granted 300,000, Mr. Trond Matteson was granted 150,000 and Mr. Joshua Ward was granted 150,000 shares. The terms of such options shall commence as of January 30, 1998, and expire on January 30, 2003, or the termination of employment of Mr. Hirst or the services of Mr. Matteson or Mr. Ward. On May 18, 1998, Mr. Joshua Ward was terminated as a service provider to the Company and the 150,000 options were canceled. On April 1, 2000, under the terms of an employment agreement with Mr. Hirst, the 300,000 options granted on January 30, 1998, were cancelled. On December 31, 2000, Mr. Matteson was terminated as a service provider to the Company and the 150,000 options were cancelled.

On May 28, 1998, the Company granted options under the Plan to certain directors at a purchase price for each share that, with the exception of the non-qualifying options, is equal to or greater than the fair market value of such stock as determined under the Plan as of this date. Mr. Fraser Moffat III was granted 350,000, 100,000 of which are non-qualifying, Mr. Naoya Yoshikawa was granted 100,000, Mr. Jerry Goddard was granted 100,000 and Mr. James H. Hirst was granted 100,000. The options may be exercised in whole or in part at any time after the vesting requirements with respect to any option shares has been achieved. The terms of such options shall commence as of May 28, 1998, and expire on May 28, 2003, or the termination as directors of the Company. Mr. Hirst's 100,000 options were canceled during the fiscal year ended March 31, 2001, by agreement with Mr. Hirst. On November 11, 2001, Mr. Goddard resigned as a member of the Board of Directors and the 100,000 options granted to Mr. Goddard were cancelled.

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

On March 1, 2000, the Company entered into an employment agreement with Mr. Mark Robinson. The agreement provides for the issuance of 500,000 options at an exercise price of $1.00 per share, which expire April 2006. The options vest based on minimum market price and reported gross revenue levels. The stock options granted to Mr. Robinson terminated effective April 30, 2001.

On April 1, 2000, the Company entered into an employment agreement with Mr. James Hirst. The agreement provides for cancellation of all previously issued options and the issuance of 500,000 options at an exercise price of $1.00 per share, which expire April 2006. The options vest based on minimum market price and reported gross revenue levels.

On August 24, 2000, the Company granted options to purchase 250,000 shares of the Company's common stock to Mr. James Flowers, President of Protocol Resource Management Inc. The options vest provided the grantee is an employee of the Corporation, its subsidiaries, and/or affiliates as of the date any vesting requirement is achieved for the Grantee's rights in the applicable option shares to vest. Upon the sale of Protocol to PICO Holdings, Inc. The options granted to Mr. Flowers were terminated effective March 31, 2002.

On September 5, 2001, the Company granted options to purchase an aggregate of 350,000 shares of the Company's common stock to five employees. The options may be exercised in whole or in part at any time after the vesting requirements are achieved. These options vest based on minimum market price and reported gross revenue levels. On April 26, 2002, 250,000 of these options were canceled as the employees related to these options left the employ of the Company.

On January 23, 2002, the Company issued a call option for $1,000 for the option to purchase 200,000 shares of restricted stock at $0.15 per share. The option expires on July 23, 2003. The call option was exercised on June 4, 2002.

The aforementioned options vest independently with respect to each grantee based upon two factors: (a) the minimum market price and (b) the minimum reported gross revenues being achieved as illustrated in the table:

                        Percent     Exercise    Market         Reported         Expiration
       Grantee          Amount        Price      Price      Gross Revenues         Date
       -------          -------       -----      -----      --------------         ----
Hirst and                 20%        $1.00       $1.00       $1 million        April, 2006
Robinson                  20%        $1.00       $2.00       $2 million        April, 2006
                          20%        $1.00       $3.00       $3 million        April, 2006
                          20%        $1.00       $4.00       $4 million        April, 2006
                          20%        $1.00       $5.00       $5 million        April, 2006
Flowers                   20%        $ .55          --               --        August, 2003
                          20%        $ .55          --               --        August, 2004
                          20%        $ .55          --               --        August, 2005
                          20%        $ .55          --               --        August, 2006
                          20%        $ .55          --               --        August, 2007
Matteson              33 1/3%        $1.00       $2.00       $6 million        January, 2003
                      33 1/3%        $2.00       $3.00       $9 million        January, 2003
                      33 1/3%        $3.00       $3.00       $12 million       January, 2003
Cohen, Glass,             100%       $ .25       $1.00       $1 million        September, 2004
Starita, Cesena &
Lambrechtsen
Moffat -  Incentive       40%        $3.00       $3.00       $6 million        May, 2003
                          40%        $5.00       $5.00       $9 million        May, 2003
Options                   20%        $7.00       $7.00       $12 million       May, 2003
Dominion                 100%        $3.00       $3.00       $6 million        July 1, 2003
Non-Qualifying
  Options                100%        $2.00       $2.00       $4 million        May, 2003
Yoshikawa,                50%        $3.00       $3.00       $6 million        May, 2003
 and Goddard              50%        $7.00       $7.00       $12 million       May, 2003
Van Deren                100%        $1.30       $2.00       $6 million        May, 2003

The minimum reported gross revenues shall have been achieved during a reporting period which is the lesser of (i) the four quarterly reporting periods preceding any date on which the minimum market price exists, and (ii) that number of quarterly reporting periods occurring subsequent to the date on which both vesting requirements last were achieved and any date on which the next minimum market price requirement is achieved. As of March 31, 2002, 50,000 options' minimum vesting requirements have been met.

A summary of the activity of the Plan is as follows:

                                                                     Weighted
                                              Number of              Average
                                               Options            Exercise Price
                                               -------            --------------
     Outstanding at March 31, 1999            2,350,000 *            $  3.44
     Granted                                     50,000              $  1.30
     Forfeited                                 (300,000)             $ (1.98)
                                                                     -------

     Outstanding at March 31, 2000            2,100,000              $  3.52
     Granted                                  1,250,000              $  0.91

     Forfeited                                 (650,000)             $ (2.62)
                                                                     -------
     Outstanding at March 31, 2001            2,700,000              $  2.53
     Granted                                    550,000              $  0.21
     Forfeited                                 (750,000)             $ (1.45)
                                                                     -------

     Outstanding at March 31, 2002            2,500,000              $  2.35
                                                                     =======

Additional information about outstanding options to purchase the Company's common stock as of March 31, 2002 is as follows:


              Options Outstanding                     Options Exercisable
   -------------------------------------------    ---------------------------
                                   Weighted
                                   Average
   Exercise                       Remaining
   Price Per     Number          Contractual         Number          Exercise
     Share      of Shares      Life (In Years)    Exercisable         Price
     -----      ---------      ---------------    -----------         -----
     $0.15       200,000             .3              200,000          $0.15
     $0.25       350,000            3.4                   --          $0.25
     $0.55       100,000            1.8              100,000          $0.55
     $1.00       500,000            4.0                   --          $1.00
     $1.30       150,000            1.8                   --          $1.30
     $2.00       100,000            1.2                   --          $2.00
     $2.50       100,000             .7                   --          $2.50
     $3.00       150,000            1.2                   --          $3.00
     $3.50       150,000             .7                   --          $3.50
     $4.50       250,000             .7                   --          $4.50
     $5.00       350,000             .8                   --          $5.00
     $7.00       100,000            1.2                   --          $7.00
                                                     -------          --

               2,500,000            2.0              300,000
               =========                             =======

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 2002 and 2001. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended March 31, 2002 and 2001 would have been as disclosed in the pro-forma in Note 1.

--------------------------------------------------------------------------------
                                     NOTE 9
                                 CONCENTRATIONS
--------------------------------------------------------------------------------

Major suppliers for the Company include the Japanese company that produces the SOLTRON(R) enzyme concentrate. Supply of the SOLTRON(R) concentrate could be interrupted due to work stoppages, strikes, and governmental oR international regulations. The solvent used as the suspension agent for SOLTRON(R), is currently supplied by A major North American chemical company. If a supply interruption should occur, other readily available solvents can be substituted. The specially designed, single measure bottles for retail sales of SOLTRON(R) are currentlY supplied by a major North American manufacturer. All other materials for production of SOLTRON(R) are availablE from a variety of local providers.

All supplies for the manufacture of SP34E(TM) are readily available from a variety of manufacturers in North America.

--------------------------------------------------------------------------------
                                     NOTE 10
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2002, which have resulted in a deficiency in working capital of approximately $543,000 as of March 31, 2002, and an accumulated deficit of approximately $11,900,000.

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

--------------------------------------------------------------------------------
                                     NOTE 11
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

During the quarter ended September 30, 2002, our lease expired on the facility that housed our SOLTRON(R) and KLEAN manufacturing, warehousing and distribution plant and served as our administration and corporate sales office in Phoenix, Arizona. Prior to expiration of the lease, we sold our equipment at this site and relocated our corporate offices to San Pedro, California. Since closing our production facility, we have outsourced the blending and bottling of SOLTRON(R) in California.

On January 31, 2003, the Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SP34E(TM), SP22A, SP22B, SP22C and SP22E refrigerant gas products.

During the quarter ended March 31, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) by thE issuance of 9,000,000 restricted shares of its common stock. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, SOLTRON(R), a fuel-enhancing product.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a) Directors and Executive Officers

The directors and executive officers of Solpower, their ages and positions are as follows:

          Name                          Age               Positions Held(1)
          ----                          ---               -----------------
     Fraser M. Moffat III               73              Director, Chairman
     Peter D. Voss(2)                   55              Director, Vice Chairman
     James H. Hirst                     56              Director, President, CEO
     Naoya Yoshikawa(3)                 57              Director

----------
(1) All current directors serve until the next annual shareholders meeting or their earlier resignation or removal.
(2)  Mr. Voss resigned from the Board on April 3, 2002.
(3)  Mr. Yoshikawa resigned from the Board on February 4, 2003.

FRASER M. MOFFAT III, joined Solpower as a Director and Chairman of the Board in May 1998. Since 1995, Mr. Moffat has primarily managed his personal investments. From January 1985 through February 1995, Mr. Moffat was First Vice President of Institutional Sales at Lehman Brothers, Inc. in Hamburg, Germany. From October 1971 to December 1984, Mr. Moffat was a Vice President at Merrill Lynch, Inc. Previously, Mr. Moffat served in the United States Navy from 1953 to 1956 where he attained the rank of Lieutenant Commander. Mr. Moffat graduated from Williams College in 1951 with a BA degree.

PETER D. VOSS, joined Solpower as a Director and Vice-Chairman in September 1999. From 1988 to the present, Mr. Voss has been Chairman and Managing Director of Dominion Capital Pty Ltd., part of the Voss Group of Companies, which have diversified international financial interests and have owned and operated companies involved in food, beverage, forestry, viticulture, livestock, international trading and real estate. From 1981 to 1987, Mr. Voss held a senior management role as general manager of Coca-Cola Amital. Mr. Voss has been a consultant to industry and government bodies in Australia, Canada, China, Indonesia, Japan, Korea and the United States.

JAMES H. HIRST, has served as President and CEO since April, 2001. He served as Secretary/Treasurer from March 2000 to April 2001, as Chief Executive Officer of Solpower from September 1997 to March 2000, as President from May 1998 to March

2000 and as a Director from May 1998 to present. Mr. Hirst from March 1981 to present has provided consulting services to early stage companies in connection with their operations, financial information systems and legal compliance. In 1979, Mr. Hirst received a Bachelor of Commerce (Accounting and Management Information Systems) degree from the University of British Columbia.

NAOYA YOSHIKAWA, has served as Director of Solpower since November 1996. Mr. Yoshikawa served as President of Crest Japan Inc. from 1987 to present. Mr. Yoshikawa has served as a director of several companies in the past decade, including the Japan-America Friendship Association from 1989 to present and Japan Environmental Protection Organization from 1991 to present. Mr. Yoshikawa also served as Chief Executive Officer of Dominion Capital Japan Ltd. from 1996 to present. In his capacity as General Manager and Chief Executive Officer of Dominion Capital Japan Ltd., Mr. Yoshikawa represents Solpower Australia Pty Ltd. and SOLTRON(R) operations in Japan. Mr. Yoshikawa has a Masters Degree in Economics anD Business Administration and is Honorary Professor of the University of Mindanao for Environment and Protection, as well as holding the position of President of the Association of Clean Air Devices.

(b) Compliance With Section 16(a) of the Exchange Act

The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Solpower's common stock during the fiscal year ended March 31, 2002. This information is based on a review of Section 16(a) reports furnished to Solpower.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the fiscal years ended March 31, 2002, 2001 and 2000 for the two highest paid officers. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                         Annual Compensation       Compensation
                                                       Other           Stock
                               Fiscal                  Annual         Options
Name and Principal Position     Year     Salary     Compensation     (Shares)
---------------------------     ----     ------     ------------     --------
Mark S. Robinson(2)             2002       --             --              --
Chief Executive Officer         2001       --       $171,885 (2)     500,000 (3)
                                2000       --             --              --

James H. Hirst                  2002       --       $149,248              --
Secretary/Treasurer             2001       --       $197,773 (4)     500,000 (5)
                                2000       --       $100,000         100,000

----------
(1)  Mr. Robinson resigned as a director and officer effective March 31, 2001.
(2) Includes $130,000 cash payments and $47,885 as stock grants for consulting services.
(3) The options have not yet vested and have been allotted pursuant to an Option Plan with requisite vesting requirements to be achieved. Mr. Robinson's options were terminated on April 30, 2001.
(4) Includes $126,000 cash payments and $71,773 as stock grants for consulting services.

OPTION GRANTS

The following table sets forth information regarding the grants of options to executive officers for the fiscal year ended March 31, 2001. There were no grants of options to executive officers for the fiscal year ended March 31, 2002.

                        OPTION GRANTS IN FISCAL YEAR 2001

                                                 % of Total
                       Number of Shares         Compensation
                      Underlying Options     Options Granted in    Exercise      Expiration
     Name                  Granted              Fiscal Year         Price           Date
     ----                  -------              -----------         -----           ----
Mark S. Robinson (1)       500,000                 40%               $1.00      April 30, 2001

James H. Hirst             500,000                 40%               $1.00      April 1, 2005

----------
(1)  Mr. Robinson resigned as a director and officer effective March 31, 2001.

OPTION EXERCISES AND VALUES

         The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2002.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                                          Value of Unexercised
                                                                Number of Unexercised     In-the-Money Options
                                                              Options at March 31, 2002     at March 31, 2002
                       Shares Acquired                              Exercisable/              Exercisable/
    Name                on Exercise         Value Realized         Unexercisable             Unexercisable
    ----                -----------         --------------         -------------             -------------
James H. Hirst                 0                    0                 0/500,000                   $0/$0

EMPLOYMENT AGREEMENTS

Mr. Robinson and Mr. Hirst were both at-will employees in fiscal year 2001 although we have a verbal understanding with them that their initial employment terms would be three years each, beginning in fiscal year 2001. Base salary of $126,000 has been set for Mr. Hirst. In addition, Mr. Hirst is to receive options to purchase 500,000 shares at $1.00 per share, subject to vesting, and stock grants initially of 50,000 shares and 10,000 shares per month thereafter. The stock grants to Mr. Hirst commenced as of April 1, 2000. The option grants were effective April 7, 2000. The stock grants to Mr. Hirst ceased effective March 31, 2001.

Mr. Hirst continued his employment during the fiscal year ended March 31, 2002.

DIRECTOR COMPENSATION

All authorized out-of-pocket expenses incurred by our directors on behalf of Solpower are subject to reimbursement.

STOCK OPTION PLAN

In November 1997, the Board of Directors adopted a Stock Option and Incentive Plan (the "PLAN"), which the shareholders approved on November 22, 1997. The purpose of the Plan is to provide a means to attract employees and service providers and to reward persons responsible for the successful administration and management of Solpower. Another purpose of the Plan is to provide such persons with additional incentive and reward opportunities designed to enhance profitable growth. So that the appropriate incentive can be provided, the Plan provides for granting options, incentive stock options, stock appreciation rights, restricted stock awards, performance shares and dividend equivalents, or any combination of the foregoing. In 1999, the Plan was amended by the Board of Directors to increase the number of shares that can be granted under the Plan to 2,500,000 shares of Solpower common stock. In 2000, the Plan was further amended by the board of Directors and approved by the shareholders to increase the number of shares that can be granted under the Plan to 5,000,000 shares of Solpower common stock. As of March 31, 2002, 2,950,000 options had been committed at exercise prices ranging from $1.00 to $7.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2002, the ownership of each person known by us to be the beneficial owner of five percent or more of our Common Stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

  Name and Address                     Amount and Nature
of Beneficial Owner                      of Ownership       Percent of Class (1)
-------------------                      ------------       --------------------
Fraser M. Moffat III (2)                    35,826                  0.1%
18 Lake Avenue
Montrose, Pennsylvania

James H. Hirst (2)                         130,600 (3)              0.4%
7309 East Stetson Drive
Scottsdale, Arizona

Naoya Yoshikawa (2)                            100                  (4)
2-16-42 Takanawa
Minato-Ku, Japan

  Name and Address                     Amount and Nature
of Beneficial Owner                      of Ownership       Percent of Class (1)
-------------------                      ------------       --------------------
PICO Holdings, Inc. (5)                    2,500,000                7.5%
875 Prospect Street, Suite 301
LaJolla, California 92037

Peter Voss (6)(7)                       1  2,928,104               38.9%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

Dominion Capital Pty Ltd. (6)(7)           6,146,910               18.5%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

Dominion Capital Japan Pty Ltd. (6)(7)     2,627,000                7.9%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

All Directors and Officers              1  3,094,130               39.4%
as a Group (5 persons)

----------
(1) Based upon 33,231,919 shares of common stock being issued and outstanding on March 31, 2002.
(2) Mr. Hirst has been granted options to purchase up to an additional 500,000 shares of common stock at $1.00 per share upon the market price of the common stock attaining certain levels. Mr. Moffat has been granted options to purchase up to 350,000 shares of common stock at prices ranging from $2.00 to $7.00 per share upon the market price of the common stock attaining certain levels. Mr Yoshikawa has been granted options to purchase up to 100,000 shares of common stock at prices ranging from $3.00 to $7.00 per share upon the market price of the common stock obtaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.
(3) Includes 130,000 shares issuable under a deferred compensation arrangement and 500 shares held by Mr. Hirst's wife.
(4)  Less than 0.1%.
(5) PICO Holdings, Inc. is a diversified holding company listed on NASDAQ under the symbol PICO.
(6) Mr. Voss controls Dominion Capital Pty Ltd., which holds 6,146,910 shares, Dominion Capital Japan Pty Ltd., which holds 2,627,000 shares, A1 Financial Planners Pty Ltd., which holds 1,140,200 shares, Intavest Pty Ltd., which holds 1,550,000 shares, Bio Engineering Pty Ltd., which holds 394,294 shares and Dominion Capital, Inc., which holds 370,000 shares and warrants to purchase an additional 250,000 shares. The total reflected includes 300,000 shares held by Mr. Voss' wife and two adult children and in which Mr. Voss disclaims all beneficial interest.
(7) Dominion Capital Pty Ltd. has been granted an option to acquire 750,000 shares of common stock at prices ranging from $2.50 to $5.00 per share upon Soltron(R) sales revenues attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 4, 1996, we entered into an Acquisition Agreement with Dominion Capital for the acquisition of the exclusive North American manufacturing, distribution, marketing and sales rights SOLTRON(R). The original term of the agreement was for five years and provided that we issue 5,000,000 shares of our common stock, issue preferred stock and grant certain options to Dominion Capital as consideration for these rights. On November 22, 1997 we renegotiated the terms of the Acquisition Agreement to extend its term for an additional five year period and eliminate the required option grants and preferred share issuances. The amended agreement provided that options and performance bonuses would be payable to Dominion Capital as follows: (i) upon gross revenues from sales of SOLTRON(R) equaling $10,000,000, Dominion Capital has the option to purchase 100,000 shares at $2.50 per share, plus a cash performance bonus of
$400,000; (ii) upon gross revenues from sales of SOLTRON(R) equaling $20,000,000, Dominion Capital has the option to purchase 150,000 shares at $3.50 per share, plus cash performance bonus of $400,000; (iii) upon gross revenues from sales of SOLTRON(R) equaling $50,000,000, Dominion Capital has the option to purchase 250,000 shares at $4.50 per share, plus cash performance bonus of $500,000; and (iv) upon gross revenues from sales of SOLTRON(R) equaling $100,000,000, Dominion Capital has the option to purchase 250,000 shares at $5.00 per share, plus a cash performance bonus of $1,000,000. Effective May 13, 1998 we entered into an addendum to the Acquisition Agreement in which we were granted a right of first refusal to acquire manufacturing, distribution, marketing and sales rights to SOLTRON(R) in all other territories (other than Japan) where SOLTRON(R) and certain other products and services are currently being commercialized by Dominion Capital. The terms and conditions of any such acquisitions are to be negotiated on a product by product and a territory by territory basis.

On November 4, 1996, we issued 3,520,000 shares of our common stock to Dominion Capital at a price of $0.125 per share. On April 1, 1997, we issued an additional 4,160,000 shares of our common stock to Dominion Capital in exchange for cancellation of advances payable to Dominion Capital in the amount of $520,000 ($0.125 per share).

On June 17, 1998, we entered into a second Acquisition Agreement with Dominion Capital for the acquisition of the exclusive North American manufacturing, distribution, marketing and sales rights to SP34E(TM). We agreed to issUE 6,000,000 shares of our common stock and pay a royalty of $2.25 (subsequently amended to 2.5% of gross sales) for each kilogram of SP34E(TM) sold in North America. The term of this Acquisition Agreement is for five yearS, beginning when we achieve specified sales volumes of SP34E(TM). We have an option to extend the term of thIS agreement for an additional five years. Effective January 1, 1999, we entered into an addendum to the Acquisition Agreement delaying the commencement of the Acquisition Agreement until we achieve certain sales volumes of SP34E(TM), but not later than July 1, 2000. Because we did not acquire Protocol until August, 2000, this AgreemeNT commenced on July 1, 2000.

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

  3.1(1) Restated Articles of Incorporation of Solpower Corporation dated November 24, 1997.

  3.2(1) Amended and Restated Bylaws of Solpower Corporation dated November 24, 1997.

  10.1(1)    Acquisition  Agreement  dated  November  4, 1996  between  Dominion
             Capital  Pty  Ltd.   and  Virtual   Technologies,   Inc.   for  the
             Distribution & Manufacturing Rights of SOLTRON(R) Product.

  10.2(1) Acquisition Agreement amendment dated November 24, 1997 outlining clarifications and extensions of original Acquisition Agreement dated November 4, 1996.

  10.3(1)    Addendum to Acquisition Agreement dated May 13, 1998.

  10.4(1)    Acquisition  Agreement dated June 17, 1998 between Dominion Capital
             Pty  Ltd.  and  Solpower   Corporation  for  the  Distribution  and
             Manufacturing Rights of SP34E(TM) Product.

  10.7(1) Property Lease Agreement between Arizona Industrial Capital Limited Partnership and Virtual Technologies, Inc, dated August 25, 1997.

  10.12(1) Solpower Corporation Stock Option and Incentive Plan dated November 22, 1997.

  10.17(2) Addendum to June 17, 1998 Acquisition Agreement effective January 1, 1999.

  10.18(2) Joint Venture Agreement between Solpower Corporation and Protocol Resource Management, Inc. dated March 29, 1999.

  10.23(3) Share Purchase Agreement dated August 21, 2000 among Solpower and PICO Holdings, Inc. ("PICO") and James W. Flowers, Patricia G. Flowers and Florcor, Inc.

  10.24(3)   Shareholders   Agreement  dated  August  28,  2000  among  Protocol
             Resource Management, Inc., PICO and Solpower.

  10.25(3) Nonnegotiable Secured Promissory Note in the principal amount of $500,000 dated August 28, 2000 issued by Solpower to PICO.

  10.26(3) Nonnegotiable Secured Promissory Note in the principal amount of $250,000 dated August 28, 2000 issued by Solpower to PICO.

  10.27(3)   Warrant dated August 28, 2000 issued by Solpower to PICO.

  10.28(4) Nonnegotiable Secured Convertible Promissory Note in the principal amount of $500,000 dated September 18, 2000 issued by Solpower Corporation to Dominion Capital Pty Ltd.

  10.29(4) Amendment to Lease between Arizona Industrial Capital, LP and Solpower Corporation dated December 15, 2000.

  10.30(5) Agreement for the Sale of Assets between Perix Industries, Inc. and Solpower Corporation dated December 19, 2000.

  10.31(5) Letter Re: Settlement of Client Services Account Agreement between Dominion Securities, Inc. and Solpower Corporation dated December 20, 2000.

  10.32(5) Letter Re: Agreement for Conversion of Debt into Shares between Bell Capital Corporation and Solpower Corporation dated December 29, 2000.

  10.33(5) Letter Re: Agreement for Conversion of Debt into Shares between Dominion Capital Pty Ltd. and Solpower Corporation dated December 29, 2000.

  10.34(5) Letter Re: Agreement for Conversion of Debt into Shares between Intavest Pty Ltd. and Solpower Corporation dated December 29, 2000.

  10.35(5) Letter Re: Agreement for Conversion of Debt into Shares between Kurt Kramarenko and Solpower Corporation dated December 29, 2000.

  10.36(5) Letter Re: Agreement for Conversion of Debt into Shares between Fraser Moffat and Solpower Corporation dated December 29, 2000.

  10.37(5) Letter Re: Agreement for Conversion of Debt into Shares between Bio Engineering Pty Ltd. and Solpower Corporation dated December 29, 2000.

  10.38(6) Letter Re: Agreement for Conversion of Debt into Shares between Renshaw Travel Ltd. and Solpower Corporation dated March 31, 2001.

  10.39(7) Agreement for Sale of Formula and Know-How between Stephen J. Kraynak and Solpower Corporation dated August 28, 2001.

  31         Certifications  required  by Rule  13a-14,  as adopted  pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference from Solpower's Form 10-SB as filed on August 21, 1998.
(2) Incorporated by reference from Solpower's Form 10-KSB as filed on September 24, 1999.
(3) Incorporated by reference from Solpower's Form 10-QSB as filed on November 20, 2000.
(4) Incorporated by reference from Solpower's Form 10-QSB as filed on February 20, 2001.
(5) Incorporated by reference from Solpower's Form 10-QSB as filed on February 20, 2001.
(6) Incorporated by reference from Solpower's Form 10-QSB as filed on August 22, 2001.
(7) Incorporated by reference from Solpower's Form 10-QSB/A as filed on December 10, 2001.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOLPOWER CORPORATION


Dated: May 19, 2005                 By  /s/ James H. Hirst
                                        ---------------------------------------
                                        James H. Hirst, Chief Executive Officer


                                        BOARD OF DIRECTORS


Dated: May 19, 2005                     /s/ Fraser M. Moffat III
                                        ---------------------------------------
                                        Fraser M. Moffat III, Chairman



Dated: May 19, 2005                     /s/ James H. Hirst
                                        ---------------------------------------
                                        James H. Hirst