Form 10KSB
period 2003-03-31
SOLPOWER CORP
filed 2005-05-26
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended March 31, 2003 were $951,195.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2003 was approximately $2,901,201.

The number of shares outstanding of the registrant's classes of common stock, as of March 31, 2003 was 49,212,127 shares. No shares of the registrant's preferred stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                              SOLPOWER CORPORATION

                                   ----------

                        INDEX TO THE FORM 10-KSB FOR THE
                        FISCAL YEAR ENDED MARCH 31, 2003


PART I........................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................12
   ITEM 3.  LEGAL PROCEEDINGS................................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12

PART II......................................................................12
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........12
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14
   ITEM 7.  FINANCIAL STATEMENTS.............................................16
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.........................................43

PART III.....................................................................43
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................43
   ITEM 10. EXECUTIVE COMPENSATION...........................................44
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...45
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................47
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................49

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

We are in the business of producing, marketing and distributing SOLTRON(R), a proprietary enzyme-based fuel enhancing product and SP34E(TM), an ozone safe alternative refrigerant. We currently distribute these products primarily through sales channels in Central America and American Samoa, although our business plan contemplates distribution throughout the United States, Canada and Mexico as well. SOLTRON(R) is distributed through traditional channels, including fuel wholesalers, oil distributors for bulk treatment, marine and automotive after-market stores, appointed distributors and directly to end-users. During the quarter ended September 30, 2002, we closed our Phoenix, Arizona production facility and relocated our corporate headquarters to San Pedro, California. Since closing our production facility, we have outsourced the blending and bottling of SOLTRON(R).

Solpower was originally incorporated in Utah in 1982 as Dynafuel Corporation and our original business involved research and development of an experimental fuel using alcohol and other chemicals in a proprietary combination to produce a gasoline-like motor fuel. In July 1996, we merged into a newly-formed subsidiary incorporated in Nevada to change our corporate domicile. In November 1996, we entered into a licensing agreement with Dominion Capital Pty Ltd. ("DOMINION CAPITAL") to acquire the exclusive manufacturing, distribution, marketing and sales rights for SOLTRON(R) in the United States, Canada and Mexico. As a result of entering into this licensing agreement, Dominion Capital and its affiliates gained control of Solpower and a new Board of Directors and new management were installed. A corporate philosophy of acquiring and commercializing environmentally friendly products was initiated. In June 1998, we entered into a second licensing agreement with Dominion Capital and acquired the exclusive manufacturing, distribution, marketing and sales rights for the product SP34E(TM) in the United States, Canada and Mexico. In December 2000, we acquired the E*COR enzyme division of Perix Industries, Inc., including all the rights to the KLEAN product line. KLEAN was a line of enzyme-based cleaners and bio-remediation and petroleum deposit control agents. We discontinued the KLEAN product line in the fiscal year ended March 31, 2003.

On January 31, 2003, we acquired the outstanding shares of Virtual Technologies for 6,000,000 shares of our unregistered, restricted common stock. As a result of this acquisition, we gained the exclusive, worldwide manufacturing, distribution, marketing and sales rights to SP34E(TM) and the related refrigerant gas products, SP22A, SP22B, SP22C and SP22E.

On February 20, 2003, we acquired the exclusive worldwide manufacturing, distribution, marketing and sales rights to SOLTRON(R) pursuant to an Acquisition Agreement with Dominion Capital, under which we issued 9,000,000 shares of our restricted common stock.

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

SP34E(TM). SP34E(TM) is a non-ozone depleting refrigerant developed in Japan by the Kinoh-Kinzohu Company as a replacement for ozone-depleting fluorinated refrigerants commonly used prior to newly enacted environmental regulations phasing out ozone-depleting fluorinated refrigerants. SP34E(TM) is currently sold in Canada, Japan, Australia, New Zealand and other Asian rim countries. Significant use data has been developed for this product, the results of which have consistently shown that SP34E(TM) is an acceptable near "DROP-IN"
replacement for CFC-R-12 in mineral oil based refrigerant applications. SP34E(TM) generally does not require replacement of mechanical components or removal of mineral oils that are found in older refrigeration systems. This product may be used in domestic, automotive, residential, commercial and transport refrigeration and air conditioning systems as an alternative to CFC-R-12 (Freon) and other fluorinated refrigerants. In Australia, a specific version of SP34E(TM), called SP-AUTO, has been developed specifically for the automotive segment of the market. This product has an ultraviolet dye blended into the product for easy leak detection.

KLEAN. The KLEAN line of products included EZKLEAN, SOILKLEAN and PETROKLEAN. Applications for these products included degreasing, odor control, soil and groundwater remediation, wastewater treatment and petroleum deposit removal. We stopped producing and marketing these products as of March 31, 2003. We may reintroduce the KLEAN product line at some point in the future, but have no current plans to do so.

SUPPLIERS

SOLTRON(R). SOLTRON(R) consists of natural organic enzymes mixed with low odor base solvent. The enzyme concentrAte used in the manufacture of SOLTRON(R) is produced exclusively by Neway Japan K.K. of Tokyo, Japan and supplied to us through our licensing agreement acquired from Dominion Capital. Low odor base solvent is readily available through numerous local suppliers. We have also developed our own proprietary bottle design for retail packaging and have selected manufacturers that can produce our bottles in quantities sufficient to meet our anticipated needs.

SP34E(TM). The components of SP34E(TM) are readily available from numerous local, national and international suppliers throughout the world.

MARKETING STRATEGIES

We monitor acceptance of our existing products through direct contact and feedback with the end users. We have established a corporate communications system supported by an in-house desktop publishing department that enables us to upgrade our corporate image with improved logos, Web site updates, product brochures, product labeling and packaging and all related marketing materials.

SOLTRON(R). The fuel market may be divided into distinct groups such as gasoline, diesel, bunker and aviation fuel users. These groups can be further subdivided into distinct user segments, such as commercial transport fleets, government fleets, marine transport fleets, retail and industrial distribution. We believe that SOLTRON(R) is able to benefit fuel consumers in all of these markets.

The United States Environmental Protection Agency ("EPA") designated a number of "NON-ATTAINMENT ZONES" in areas with severe emission problems, resulting in certain fleet operators being forced to test or to start using alternative fuels such as biodiesel, ethanol, propane or natural gas. New regulations continue to be imposed to regulate fuel specifications and exhaust emissions. We believe that this increased regulation will create opportunities for consumer acceptance of SOLTRON(R) and we are currently focusing on all North American markets. We are also developing a global marketing plan to exploit opportunities in international territories that use lower grade fuels that can better benefit from SOLTRON(R) and where higher fuel prices better reflect the economies of SOLTRON(R)'S use.

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

SP34E(TM). Refrigerants are widely used in motor vehicle, commercial and residential air-conditioning and refrigeration units in the residential, automotive, commercial and transportation sectors. Historically, chlorofluorocarbons ("CFCS"), hydrochlorofluorocarbons ("HCFCS") and hydrofluorocarbons ("HFCS") have been utilized as refrigerants. CFCs used as refrigerants include R-12, HCFCs include R-406A, and HFCs include R-134a. Emissions of CFCs and HCFCs have been proven to cause depletion of the ozone layer resulting in global warming. The EPA has banned production or importation of CFCs and production of HCFCs is scheduled to be phased out in the United States by 2030. Although HFCs also contain gases that have global warming potential, HFCs have not yet been banned or scheduled for phase-out. We obtained Environmental Protection Agency approval of SP34E(TM) in December 2000. See "REGULATIONS" below. SP34E(TM) is an environmentally safe replacement for R-12 refrigerants with greater efficiency and less negative environmental impact.

We are not currently marketing SP34E(TM) in North America, but we are in the process of formulating a marketing plan to reintroduce the product in various markets. Our newly acquired subsidiary, Virtual Technologies (Australia) Pty Ltd. ("VIRTUAL TECHNOLOGIES"), is responsible for marketing and sales of SP34E(TM) and related refrigerant gases in Australia and New Zealand, where
SP34E(TM) is produced and sold pursuant to a licensing agreement with A-Gas (Australia) Pty Ltd. ("A-GAS"). Pursuant to that agreement, dated August 20, 2002, Virtual Technologies granted A-Gas the license to the SP34E(TM) formulation and brand name, together with exclusive manufacturing and distribution rights for SP34E(TM) in Australia and New Zealand. Also pursuant to the agreement, Virtual Technologies leased certain plant and equipment necessary for the production of SP34E(TM) to A-Gas. In return, A-Gas pays Virtual Technologies a royalty of $4.75 per kilogram of SP34E(TM) sold, with such royalties being paid on a monthly basis. The initial term of the agreement is five years and it automatically renews for successive three-year periods unless terminated by one of the parties.

PRODUCT RIGHTS AGREEMENTS

SOLTRON(R). In 1996, we acquired the exclusive rights to produce, market and distribute SOLTRON(R) in North America through an agreement with Dominion Capital in consideration for 5,000,000 shares of our common stock and the grant of certain options and payment of cash consideration upon meeting certain sales levels. The agreement was amended in 1997 and had a five-year term that was renewable at our option for an additional five-year term. We exercised this option to renew for an additional five years. On February 20, 2003, we acquired the exclusive worldwide manufacturing, distribution, marketing and sales rights to SOLTRON(R) pursuant to an Acquisition Agreement with Dominion Capital, under which we issued 9,000,000 shares of our restricted common stock. Under that agreement, we obtained exclusive rights to SOLTRON(R) for a period of 20 years, with an option to renew for an additional 20 years, subject to termination for good cause.

SP34E(TM). In June 1998, we acquired the exclusive rights to produce, market and distribute SP34E(TM) in North America through an agreement with Dominion Capital in consideration for 6,000,000 shares of our common stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram (subsequently amended to 2.5% of gross sales) of SP34E(TM) that we sell. The term of the agreement commenced on July 1, 2000, continues for five years and is renewable for an additional five years at our option. On January 31, 2003, we acquired the outstanding shares of Virtual Technologies for 6,000,000 shares of our unregistered, restricted common stock. As a result of this acquisition, we gained the exclusive, worldwide manufacturing, distribution, marketing and sales rights to SP34E(TM) and the related refrigerant gas products, SP22A, SP22B, SP22C and SP22E. As discussed above under "MARKETING STRATEGIES," Virtual Technologies has licensed SP34E(TM) and granted exclusive manufacturing and distribution rights in Australia and New Zealand to A-Gas.

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

Some products already in the marketplace that may compete directly with SOLTRON(R) include STP(R) Gas Treatment, STP(R) Diesel Treatment and STP(R) Smoke Treatment (all produced by First Brands Corporation), Lucas Oil Fuel Treatment (produced by Lucas Oil Products, Inc.), Slick 50(R) (produced by Slick 50 Products Corporation), Valvtect(R) Dieselguard (produced by Valvtect Petroleum Products Corp.) and Fuelon(R) (produced by Fuelon International, Inc.). These fuel additives make similar claims of performance benefits but are based upon older conventional chemical technologies. We believe SOLTRON(R) is the only enzyme-based fuel technology currently on the market, and we believe it offers a greater range of benefits at a lower cost than our competitor's conventional chemical additives. Based on SOLTRON'S(R) penetration in the West Coast recreational marine industry, we believe we can differentiate SOLTRON(R) from our competitors' products, successfully compete with these products and penetrate additional fuel additive markets. See "DESCRIPTION OF BUSINESS-PRODUCTS" above.

With  respect  to  SP34E(TM),   we  will  compete  with  numerous  national  and
international companies that produce refrigerants and blended alternatives, including DuPont(R), Elf Autochem, Imperial Chemical Industries and Allied Signal, among others. Certain of our competitors' products contain HCFCs, the production of which is scheduled to be phased out. With respect to other products containing HFCs, SP34E(TM) may be used in existing R-12 mineral oil based systems with less costly conversions of such systems. We believe that the regulatory ban and phase-out of certain refrigerants combined with the environmentally safe characteristics and product utility of SP34E(TM) will allow us to compete successfully in the refrigerant market. However, there can be no assurance that we will be able to successfully market SP34E(TM) as a viable alternative to the refrigerants that currently enjoy widespreAD market acceptance. We are currently formulating a new marketing plan to reintroduce SP34E(TM) into various markets. At this time we have no formal marketing program to introduce SP34E(TM) to marketplace in the United States. In addition, Virtual Technologies is developing a world marketing plan for SP34E(TM).

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

PRODUCTION FACILITY

During part of the fiscal year 2003, our primary production facility was located in Phoenix, Arizona. This facility served as our production, warehousing and distribution plant for SOLTRON(R) and the KLEAN enzyme products, as well as our administrative offices. See "DESCRIPTION OF PROPERTY" and "NOTES TO THE FINANCIAL STATEMENTS - Note 5." In August, 2002, we closed the Phoenix facility, relocated our corporate headquarters to San Pedro, California and have outsourced the production, warehousing and distribution of SOLTRON(R) to various batch-process blending and bottling companies.

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

EMPLOYEES

At March 31, 2003, we employed two full time personnel, including one administrative and one sales personnel. Our employees are not covered by any collective bargaining agreements and we consider our relationship with our employees to be good. Virtual Technologies has one administrative employee.

FACTORS AFFECTING FUTURE PERFORMANCE

LIMITED OPERATING HISTORY. Our current operations have been implemented since November 1996, but our business plan has not yet been fully implemented. Accordingly, we have only a limited operating history with respect to the distribution and marketing of SOLTRON(R) and we are still formulating a new marketing plan for SP34E(TM) in various territories. Additionally, we have discontinued our KLEAN product line.

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

SUPPLY, CAPACITY AND DISTRIBUTION CONSTRAINTS. To successfully market our products, we must be able to fill orders promptly for our shipment. Our ability to meet our supply requirements promptly will depend on numerous factors including our ability to establish successfully an effective distribution network and to maintain adequate inventories. The ability of our sole supplier of the SOLTRON(R) enzyme to adequately produce the chemicals needed to produce SOLTRON(R) in volumes sufficient to meet demand will also affect our ability to produce this product. Also, our ability to engage third party blenders and bottlers and the ability of said third parties to timely fulfill our orders will affect our ability to deliver our products. Failure to adequately supply products to distributors and retailers or of any of our suppliers or service providers to produce sufficient materials to meet our demand would materially adversely impact our operations.

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

RELIANCE ON MANAGEMENT; LIMITED PERSONNEL. Attracting and retaining qualified personnel is critical to our business plan. In particular, our success is highly dependent on the services of our Chief Executive Officer, James H. Hirst. Mr. Hirst is an at-will employee and we do not maintain key man life insurance on

Mr. Hirst. There can be no assurance that we will not lose the benefit of his services. The loss of Mr. Hirst's services or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

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

PRODUCT ACQUISITION AGREEMENT. At March 31, 2003, we owned the worldwide rights to manufacture and distribute SOLTRON(R) and SP34E(TM), as well as the process, formulae and other proprietary rights related to such products, pursuant to product acquisition agreements with Dominion Capital. Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations.

NEED FOR ADDITIONAL PRODUCT DEVELOPMENT. We believe that our development work on SOLTRON(R) and SP34E(TM) is substantially complete, but testing of these products in the United States has been limited. We anticipate that our future research and development activities, combined with experience we hope to gain from commercial production and use of our products will result in the need for further refinement of our products and development of new products. Such refinements and development may be required for our products to remain competitive. There can be no assurance that we will have the experience or the financial resources necessary to make such improvements to our product line, which could have a significant negative impact on our business.

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

CONTROL BY EXISTING SHAREHOLDERS/FOREIGN SHAREHOLDERS. Several of our principal shareholders and their affiliates are domiciled or reside in foreign countries. These shareholders, acting together, would be able to effectively control matters requiring approval by our shareholders, including the election of our board of directors and approval of certain significant transactions. If we, or our shareholders, were to bring legal action against these shareholders, their domicile or residence in a foreign country may prevent them from being subject to jurisdiction of a United States court. While we or our shareholders may be able to proceed against these foreign shareholders in their country of domicile or residence, such actions may be prohibitively expensive and the foreign courts may not recognize claims or provide remedies similar to those available in United States courts.

INTERNATIONAL TRADE. We currently anticipate selling SOLTRON(R) and SP34E(TM) worldwide, as well as importing SOLTRON(R) concentrate from Japan. This will expose our business to certain additional risks related to doing business internationally, which could include, among others, fluctuations in currency exchange rates, changes in both United States and foreign import and export laws and regulations, increases in tariffs, customs, foreign tax liabilities and other adverse United States and foreign tax consequences and potential difficulty in contract enforcement. Risks of conducting international business operations could have a negative impact on our overall business.

ITEM 2. DESCRIPTION OF PROPERTY

During part of fiscal year 2003, we leased approximately 14,000 square feet of space at 4247 West Adams Street, Phoenix, Arizona 85009, which housed our SOLTRON(R) and KLEAN manufacturing, warehousing and distribution plant and served as our administration and corporate sales office. Monthly lease payments were approximately $7,300. This lease expired September 14, 2002. Prior to expiration of the lease, we sold our equipment at this site and relocated our corporate offices to San Pedro, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND SHAREHOLDER INFORMATION

Our common stock was traded on the OTC Bulletin Board under the symbol "SLPW," but was delisted from the OTC Bulletin Board on July 30, 2002 for failure to file the periodic reports required by the Exchange Act. Our common stock is currently traded in the "pink sheets" through the National Quotation Bureau. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board and the National Quotation Bureau in the periods indicated. On March 31, 2003, there were approximately 381 beneficial holders of our common stock.


     Fiscal Year              Quarter Ended             High              Low
     -----------              -------------             ----              ---
     2002................June 30, 2001..................$0.47............$0.16
                         September 30, 2001.............$0.37............$0.17
                         December 31, 2001..............$0.32............$0.12
                         March 31, 2002.................$0.23............$0.07

     2003................June 30, 2002..................$0.10............$0.05
                         September 30, 2002.............$0.09............$0.001
                         December 31, 2002..............$0.08............$0.001
                         March 31, 2003.................$0.10............$0.01

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

RECENT UNREGISTERED STOCK ISSUANCES

On April 11, 2002, the Company issued 100,000 shares of its unregistered, restricted Common Stock for services rendered to the Company. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On April 26, 2002, the Company issued 300,208 shares of its unregistered, restricted Common Stock to three vendors in settlement of outstanding amounts due them. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On April 26, 2002, the Company issued 180,000 shares of its unregistered, restricted Common Stock for termination pay to four employees. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On June 4, 2002, the Company issued 100,000 shares of its unregistered, restricted Common Stock for services rendered to the Company. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On June 4, 2002, the Company issued 300,000 shares of its unregistered, restricted Common Stock pursuant to the terms and conditions of two call options that were exercised. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

Effective January 31, 2003, the Company issued 6,000,000 shares of its unregistered, restricted Common Stock pursuant to the terms the Share Purchase and Sale Agreement with Virtual Technologies (Australia) Pty Ltd. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SP34E(TM), SP22A, SP22B, SP22C and SP22E refrigerant gas products. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On February 20, 2003, the Company acquired the worldwide rights to the product SOLTRON(R), under the terms of the Acquisition Agreement, by the issuance of 9,000,000 unregistered restricted shares of its common stock to Dominion Capital Pty Ltd. This acquisition delivered the exclusive worldwide sales, distribution, marketing and manufacturing rights for the enzyme technologies for the product, SOLTRON(R), a fuel-enhancing product. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

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

INTRODUCTION

We continue to report significant losses. However, the current trend of increasing SOLTRON(R) product sales and the acquisition of worldwide rights to SOLTRON(R) and SP34E(TM) provide an expectation that we will continue to reduce our operating losses and achieve profitability in the future. Virtual Technologies is formulating a marketing plan for the SP34E(TM) product line, but due to limited operating capital, we do not anticipate significant sales of these products in fiscal 2004. The past year was a year of increased financial and operational efficiency and decreased overhead. We are currently concentrating our focus on SOLTRON(R) by identifying additional distributors and developing direct sales activities in new markets such as international sales, bulk users and small generation power plant. We have not yet begun marketing SP34E(TM) in North America since the disposition of our interest in Protocol Resource Management, Inc., in the quarter ended March 31, 2002. Our newly acquired subsidiary, Virtual Technologies (Australia) Pty Ltd. ("VIRTUAL TECHNOLOGIES"), is responsible for marketing and sales of SP34E(TM) and related refrigerant gases in Australia and New Zealand, where SP34E(TM) is produced and Sold pursuant to a licensing agreement with A-Gas (Australia) Pty Ltd. We have discontinued our KLEAN product line due to poor sales of these products.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002

Revenues for the year ended March 31, 2003 were $951,195 as compared to $488,324 for the year ended March 31, 2002. The increase in revenues of $462,871 was attributable to an expanded customer base on SOLTRON(R) sales and the inclusion of revenues of our wholly-owned subsidiary for the period February 1, 2003 to March 31, 2003, which amounted to $64,593. Our cost of sales for SOLTRON(R) decreased as a percentage of revenues due to increased revenues that were spread over the fixed plant overhead and the amortization of plant leasehold improvements.

General and administrative costs for the year ended March 31, 2003 were $571,401 as compared to $891,219 for the same period ended March 31, 2002, a reduction of $319,818. The general and administrative amounts included amortization of marketing rights of $-0- and $58,330 respectively. In addition we recorded an impairment of an intangible asset for the year ended March 31, 2002 as a result of management determining to write-off the balance of the SP34E(TM) North American license due to the sale of our 50% interest in Protocol in March 2002. The 55.6 % decrease resulted primarily from decreased administrative overhead in the areas of compensation, consulting professional fees, amortization, interest expense and legal, audit and accounting fees.

For the year ended March 31, 2003, we incurred a net operating loss of $109,057 or $0.003 per share compared to a net loss of $2,670,455 or $0.08 per share for the year ended March 31, 2002. These losses contributed to net cash provided in operating activities of $39,377 for the year ended March 31, 2003 and utilization of $261,009 for the year ended March 31, 2002.

SEASONALITY

Sales of our SOLTRON(R) product historically have not shown a pattern of seasonality of sales volumes. Sales of SP34E(TM) do show a pattern of seasonality in Australia, where the majority of sales occur between October and March. We acquired the marketing rights to SP34E(TM) in Australia in the last quarter of our fiscal year ending March 31, 2003. We believe that the seasonality of sales of SP34E(TM) in Australia will result in fluctuations of our quarterly revenues in the fiscal year ending March 31, 2004.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on SOLTRON(R)'s commercial activities for the ensuing year as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

Product sales did provide sufficient working capital to fund our operations during the period ended March 31, 2003. Operations provided $39,377 of cash during this period. Additional cash was acquired with the purchase of our wholly-owned subsidiary, which amounted to $25,026. Additional liquidity was provided by the sale of common stock and equipment. As of March 31, 2003, we had no commitments for capital expenditures.

PLAN OF OPERATIONS FOR FISCAL YEAR 2004

Future marketing activities will be directed towards expanding existing markets for our SOLTRON(R) and SP34E(TM) products and penetrating new markets. Management intends to continue its analysis of our operations with the objective to curtail the current loss situation, we intend to continue to define our direction, target markets and methods of distribution.

ITEM 7. FINANCIAL STATEMENTS

                                      INDEX


     Report of Independent Registered Public Accounting Firm.................17

     Consolidated Balance Sheets at March 31, 2003 and 2002..................18

     Consolidated Statements of Operations for the Years Ended
     March 31, 2003 and 2002.................................................19

     Consolidated Statements of Comprehensive Loss for the Years Ended
     March 31, 2003 and 2002.................................................20

     Consolidated Statements of Stockholders' Equity for the Years Ended
     March 31, 2003 and 2002.................................................21

     Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2003 and 2002.................................................22

     Notes to the March 31, 2003 and 2002
     Financial Statements....................................................24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Solpower Corporation

We have audited the accompanying consolidated balance sheets of Solpower Corporation and Subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation and Subsidiaries at March 31, 2003 and 2002, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Semple & Cooper, LLP
---------------------------------
Phoenix, Arizona
November 10, 2004

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002

                                                                          2003                   2002
                                                                      ------------           ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                           $     71,790           $      3,543
  Accounts receivable                                                       60,641                 26,417
  Inventory                                                                 87,346                 24,395
  Prepaid expenses                                                           6,440                  7,779
                                                                      ------------           ------------
      Total Current Assets                                                 226,217                 62,134

Property & Equipment, net                                                   54,250                107,844

Other Assets:
  Marketing licenses, net                                                  119,700                     --
  Goodwill                                                                  75,291                     --
  Receivables from related parties                                          25,666                 24,959
  Goodwill, net                                                             72,781                     --
  Other                                                                         --                 11,094
                                                                      ------------           ------------
                                                                      $    501,124           $    206,031
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                   $     19,513           $         --
  Vendor advances                                                           78,263                     --
  Accounts payable - trade                                                 285,488                253,464
                   - related parties                                       216,197                149,665
  Customer deposits                                                             --                 50,160
  Accrued interest - related parties                                            --                 45,883
  Accrued interest                                                           7,167                 45,883
  Accrued expenses                                                         148,961                105,945
  Accrued corporate taxes                                                    4,868                     --
                                                                      ------------           ------------
      Total Current Liabilities                                            755,589                605,117

Long-Term Liabilities:
  Notes payable, less current portion                                       34,818                110,000
  Loans payable to related parties, less current portion                   471,365                400,000
                                                                      ------------           ------------
      Total Liabilities                                                  1,261,772              1,115,117
                                                                      ------------           ------------

Commitments and Contingencies                                                   --                     --

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 5,000,000 shares authorized;
   issued and outstanding, none                                                 --                     --
  Common stock; $0.01 par value, 100,000,000 shares authorized;
   issued and outstanding 49,212,127 and 33,231,919, respectively          492,122                332,320
  Additional paid-in capital                                            10,712,158             10,611,689
  Accumulated deficit                                                  (11,965,116)           (11,853,095)
  Foreign currency translation adjustment                                      188                     --
                                                                      ------------           ------------
      Total Stockholders' Deficit                                         (760,648)              (909,086)
                                                                      ------------           ------------
                                                                      $    501,124           $    206,031
                                                                      ============           ============

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                  2003                   2002
                                                              ------------           ------------
Revenues:
  Fuel additive                                               $    951,195           $    488,324
  Miscellaneous                                                         --                 23,167
                                                              ------------           ------------
                                                                   951,195                511,491
                                                              ------------           ------------
Cost of Sales:
  Fuel additive                                                    476,879                511,826
  Miscellaneous                                                         --                    276
                                                              ------------           ------------
                                                                   476,879                512,102
                                                              ------------           ------------
Gross Profit (Loss)                                                474,316                   (611)

Expenses:
  General and administrative                                       568,891                891,219
  Impairment of intangible asset                                     5,474              2,040,000
                                                              ------------           ------------
Operating Loss                                                    (100,049)            (2,931,830)
                                                              ------------           ------------
Other Income (Expense):
  Interest income                                                      804                     21
  Loss on disposition of fixed assets                               (3,752)                    --
  Costs associated with warrants issued                                 --                (94,250)
  Interest expense                                                 (37,854)              (182,725)
  Relief of Debt                                                    31,098                126,708
                                                              ------------           ------------
      Total Other Income (Expense)                                  (9,704)               (55,996)
                                                              ------------           ------------
Net Loss Before Provision for Income Taxes
 and Discontinued Operations                                      (109,753)            (2,987,826)

Provision for Income Taxes                                          (2,268)                    --
                                                              ------------           ------------
Loss From Continuing Operations                                   (112,021)            (2,987,826)
                                                              ------------           ------------
Discontinued Operations:
  Operating loss from discontinued operations                           --                (18,725)
  Gain on sale of discontinued operations                               --                336,096
                                                              ------------           ------------
  Income From Discontinued Operations                                   --                317,371
                                                              ------------           ------------

Net Loss                                                      $   (112,021)          $ (2,670,455)
                                                              ============           ============
Basic Loss Per Share:
  Loss from Operations available to stockholders
    Continuing Operations                                     $         --           $      (0.09)
    Discontinuing Operations                                  $         --                   0.01
                                                              ------------           ------------

Net Loss Per Share                                            $         --           $      (0.08)
                                                              ============           ============

Weighted Average Number of Common Shares Outstanding            36,114,845             32,387,974
                                                              ============           ============

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                     2003               2002
                                                 -----------        -----------

Net Loss                                         $  (112,021)       $(2,670,455)

Other Comprehensive Income (Loss), Net of Tax:

  Foreign currency translation adjustment                188             (6,157)
                                                 -----------        -----------
Comprehensive Loss                               $  (111,833)       $(2,676,612)
                                                 ===========        ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                              SOLPOWER CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                                      Additional        Common
                                                              Common Stock             Paid In          Stock
                                                          Shares        Amount         Capital        Subscribed
                                                          ------        ------         -------        ----------
Balance, March 31, 2001                                31,255,064      $312,551      $10,120,179      $ 256,000
Unit subscriptions received                                    --            --               --        197,750
Common stock and warrant issued for subscriptions       1,567,500        15,675          438,075       (453,750)
Conversion of liabilities to common stock                  19,355           194               --             --
Issuance of common stock for purchase of formula           40,000           400            4,640             --
Common stock issued for services                           50,000           500            6,150             --
Conversion of short-term note payable to common stock     300,000         3,000           27,000             --
Call option issued                                             --            --           11,000             --
Increase in cumulative translation account                     --            --               --             --
Loss, year ended March 31, 2002                                --            --               --             --
                                                       ----------      --------      -----------      ---------

Balance, March 31, 2002                                33,231,919       332,320       10,611,689             --

Common stock issued for compensation and services         280,000         2,800            8,750             --
Conversion of liabilities to common stock                 400,208         4,002           30,219             --
Common stock sold by exercise of call options             300,000         3,000           12,000             --
Purchase of subsidiary with common stock                6,000,000        60,000           19,800             --
Purchase of marketing rights with common stock          9,000,000        90,000           29,700             --
Increase in cumulative translation account                     --            --               --             --
Loss, year ended March 31, 2003                                --            --               --             --
                                                       ----------      --------      -----------      ---------

Balance, March 31, 2003                                49,212,127      $492,122      $10,712,158      $      --
                                                       ==========      ========      ===========      =========

                                                                         Cumulative
                                                        Accumulated     Translation
                                                          Deficit         Account           Total
                                                          -------         -------           -----
Balance, March 31, 2001                                $ (9,182,640)      $(6,157)      $ 1,499,933
Unit subscriptions received                                      --            --           197,750
Common stock and warrant issued for subscriptions                --            --                --
Conversion of liabilities to common stock                        --            --             4,839
Issuance of common stock for purchase of formula                 --            --             5,040
Common stock issued for services                                 --            --             6,650
Conversion of short-term note payable to common stock            --            --            30,000
Call option issued                                               --            --            11,000
Increase in cumulative translation account                       --         6,157             6,157
Loss, year ended March 31, 2002                          (2,670,455)           --        (2,670,455)
                                                       ------------       -------       -----------

Balance, March 31, 2002                                 (11,853,095)           --          (909,086)

Common stock issued for compensation and services                --            --            11,550
Conversion of liabilities to common stock                        --            --            34,221
Common stock sold by exercise of call options                    --            --            15,000
Purchase of subsidiary with common stock                         --            --            79,800
Purchase of marketing rights with common stock                   --            --           119,700
Increase in cumulative translation account                       --           188               188
Loss, year ended March 31, 2003                            (112,021)           --          (112,021)
                                                       ------------       -------       -----------

Balance, March 31, 2003                                $(11,965,116)      $   188       $  (760,648)
                                                       ============       =======       ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                              2003                  2002
                                                                          -----------           -----------
Cash Flows From Operating Activities:
  Net loss                                                                $  (112,021)          $(2,670,455)
  Income from discontinued operations                                              --               317,371
                                                                          -----------           -----------
  Net loss attributable to continuing operations                             (112,021)           (2,987,826)
  Adjustments to reconcile net loss to net cash used by
   operating activities:
     Impairment of intangible asset                                             5,474             2,040,000
     Depreciation and amortization                                             87,890               353,032
     Non-cash transactions                                                    (19,548)               10,690
     Change in cumulative translation account                                     188                    --
     Net loss (gain) on sale of assets                                          3,752              (336,096)
     Changes in operating assets and liabilities:
       Accounts receivable                                                     68,360                 4,118
       Prepaid expenses                                                         1,339                (7,779)
       Inventory                                                              (62,951)              111,382
       Receivable from affiliated parties                                        (707)              (24,959)
       Accounts payable - trade                                               (21,298)              162,349
                        - related parties                                      66,532                54,204
       Customer deposits                                                      (50,160)               50,160
       Accrued expenses                                                        38,148               (33,505)
       Accrued interest - related parties                                      25,482                32,007
       Accrued interest                                                         7,167                (6,157)
       Accrued corporate taxes                                                  1,730                    --
                                                                          -----------           -----------
          Net Cash Provided (Used) by Continuing Operating Activities          39,377              (578,380)

     Income from Discontinued Operations                                           --               317,371
                                                                          -----------           -----------
          Net Cash Provided (Used) by Operating Activities                     39,377              (261,009)
                                                                          -----------           -----------
Cash Flows from Investing Activities:
  Cash acquired in acquisition                                                 25,026                    --
  Capital expenditures                                                        (17,172)               (5,128)
  Proceeds from sale of equipment                                              22,950                 4,300
                                                                          -----------           -----------
          Net Cash Provided (Used) by Investing Activities                     30,804                  (828)
                                                                          -----------           -----------
Cash Flows From Financing Activities:
  Proceeds from notes payable                                                      --               140,000
  Proceeds from sale of common stock, warrants and option                      15,000               114,500
  Increase in installment notes payable                                        17,413                    --
  Net vendor payments on advances                                             (31,737)                   --
  Payments on installment contracts                                            (2,610)                   --
  Payments to related parties                                                      --                (3,379)
                                                                          -----------           -----------
          Net Cash Provided (Used) by Financing Activities                     (1,934)              251,121
                                                                          -----------           -----------

Increase (Decrease) in Cash and Cash Equivalents                               68,247               (10,716)
Cash and Cash Equivalents, Beginning of Year                                    3,543                14,259
                                                                          -----------           -----------

Cash and Cash Equivalents, End of Year                                    $    71,790           $     3,543
                                                                          ===========           ===========

                 The Accompanying Notes are an Integral Part of
                     the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                  2003                 2002
                                                               -----------          -----------
SUPPLEMENTAL INFORMATION:
Cash Paid for:
  Interest                                                     $        --          $    40,214
                                                               ===========          ===========
  Income taxes                                                 $        --          $        --
                                                               ===========          ===========
Non-cash Investing and Financing:
  Cost associated with issue of warrants                       $        --          $    94,250
                                                               ===========          ===========
  Loss on discontinued operations                              $        --          $    18,725
                                                               ===========          ===========
  Purchase of subsidiary with common stock                     $    79,800          $        --
                                                               ===========          ===========
  Issuance of common stock for conversion of debt              $    34,221          $    34,839
                                                               ===========          ===========
  Purchase of world marketing rights for common stock          $   119,700          $        --
                                                               ===========          ===========
  Issuance of common stock for compensation                    $    11,550          $     6,650
                                                               ===========          ===========
  Extinguishments of debt                                      $   (31,098)         $  (126,708)
                                                               ===========          ===========
  Amortization of loan discount                                $        --          $    12,934
                                                               ===========          ===========
  Issuance of common stock for purchase of formula             $        --          $     5,040
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

NATURE OF OPERATIONS

The principal business purpose of the Company is the sales and distribution of SOLTRON(R), a fuel enhancing product and SP34E(TM), a replacement refrigerant, and other environmentally friendly products throughout the world.

The Company has the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SOLTRON(R), a fuel-enhancing product and to SP34E(TM), SP22A, SP22B, SP22C and SP22E refrigerant gas products.

ACQUISITIONS

During  the  year  ended  March  31,  2003,  the  Company  acquired  100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SP34E(TM), SP22A, SP22B, SP22C and SP22E refrigerant gas products.

During the year ended March 31, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) by the issuance of 9,000,000 restricted shares of its common stock. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, SOLTRON(R), a fuel-enhancing product.

SALE OF SUBSIDIARY

During the quarter ended March 31, 2002, the Company negotiated the sale of its 50% ownership of its Canadian subsidiary to PICO Holdings, Inc. ("PICO"), the owner of the other 50% of the Canadian company. As consideration for the Company's 50% ownership, PICO canceled a $500,000 note payable and accrued interest due them from the Company on a Non-negotiable Promissory Note dated

August 24, 2000, and canceled and extinguished a contingent liability in the original amount on a Non-negotiable Promissory Note dated August 28, 2000. The referred to Notes were stamped "Canceled" by PICO and returned to the Company.

DISCONTINUANCE OF KLEAN

During the year ended March 31, 2003, the Company discontinued its KLEAN line of products. Due to the discontinuance of the KLEAN line of products, the Company wrote-off the unamortized balance of $5,474, which is presented in the Consolidated Statements of Operations as Impairment of Intangible Asset for the year ended March 31, 2003.

GOING CONCERN AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2003, which have resulted in a deficiency in working capital of approximately $529,000 and an accumulated deficit of approximately $11,965,000 as of March 31, 2003. (See Note 11)

During the year ended March 31, 2003, the management continued to downsize the operation and reduce operating overhead. In September 2002 the Company did not renew its Phoenix lease at its production facility, eliminated the plant and administrative staff and negotiated a favorable outsource program for the production of the Company's SOLTRON(R) product line in California.

In fiscal year ended March 31, 2003, the Company began to explore the distribution and marketing of its products through established wholesale and retail distributors. The Company believes that this methodology will enable it to increase revenues while cutting costs and thus increase cash flow from operations.

                         SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated balance sheet of the Company at March 31, 2003 includes the accounts of Solpower Corporation and Virtual Technologies (Australia) Pty Ltd. ("VIRTUAL"), a wholly-owned Australian subsidiary. The consolidated statement of operations for the year ended March 31, 2003 includes the activity of Virtual from the date of acquisition, January 31, 2003 through March 31, 2003. All significant inter-company transactions and accounts have been eliminated in consolidation. As of March 31, 2002, the Canadian subsidiary was sold and the statements of operations for the year ended March 31, 2002 presents the subsidiary operations as discontinued operations.

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

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. At March 31, 2003 and 2002 an allowance has been provided for uncollectible accounts receivable in the amounts of $-0- and $-0-, respectively. The Company does not have a formal policy to charge interest on late payments of receivable amounts.

CONCENTRATION OF CREDIT RISK

The Company sells its products and extends credit to various customers based upon their financial condition. Exposure to losses on accounts receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for potential losses when required.

During the current and prior fiscal years, one customer accounted for 88% and 35% of the Company revenues, respectively. The customer referred to is a major distributor of the SOLTRON(R) product.

INVENTORY

Inventory at March 31, 2003 and 2002 consists, primarily, of the SOLTRON(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line and declining balance methods over the estimated useful lives of the assets. Ordinary maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. When assets are retired or disposed, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations.

Estimated useful lives of the assets are as follows:

     Computer and Office Equipment                5 years
     Furniture                                    5-7 years
     Vehicles                                     5 years
     Plant Equipment                              5-7 years
     Leasehold Improvements                       5 years or lease term

RESEARCH AND DEVELOPMENT COSTS

All research and development costs, with the exception of capital expenditures, are expensed in the period incurred. Capital expenditures incurred for research and development activities are included in fixed assets. The Company had no research and development for the years ended March 31, 2003 and 2002.

COMPREHENSIVE INCOME (LOSS)
Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company had components of comprehensive income (loss) during the periods presented.

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

During the year ended March 31, 2002, management determined that the costs associated with the marketing licenses for SP34E(TM) became impaired when the Company sold its 50% interest in its subsidiary, which manufactured the SP34E(TM) for the Company. In addition, there has not been any significant market penetration of SP34E(TM) in the United States. Accordingly, the Company wrote-off the balance associated with this license at March 31, 2002. The provision for impairment of this license amounted to $2,040,000 for the year ended March 31, 2002.

During the year ended March 31, 2003, management determined to discontinue its KLEAN line. As a result, the costs associated with the KLEAN rights became impaired and the Company wrote-off the unamortized capitalized costs associated with this product. The provision for impairment of this asset amounted to $5,474 for the year ended March 31, 2003.

GOODWILL

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired. On an ongoing basis, management reviews the valuation of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows. The subsidiary with which this asset is associated with at March 31, 2003 was purchased on January 31, 2003 and in management's opinion there is no impairment of the fair value at March 31, 2003.

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

Scientific research and development investment tax credits are recorded on a project by project basis in the period when the Company has determined the related research and development expenditures qualify for the tax incentives. The Company had no such expenditures for the years ended March 31, 2003 and 2002.

BASIC LOSS PER COMMON SHARE

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2003 and 2002 diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At March 31, 2003, stock options representing 1,100,000 common shares were outstanding with exercise prices ranging between $0.25 and $7.00. The weighted average exercise price for all outstanding options was $1.88. At March 31, 2003, stock warrants represented 1,567,500 common shares were outstanding with exercise price at $0.20.

FOREIGN CURRENCY TRANSLATION

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation's foreign operations have been translated into United States funds, as follows: (i) assets and liabilities, if any, at the rates of exchange prevailing at the balance sheet date; (ii) revenue and expenses at average exchange rates for the period in which the transactions occurred; (iii) exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and (iv) exchange gains and losses arising from the translation of the

Corporation's foreign operations are deferred and included as a separate component of stockholders' equity, as reflected at March 31, 2003

The Company sold its 50% owned foreign subsidiary in March 2002. The net foreign currency translation balance at the time of the sale became a component of determining the net gain on the sale of the subsidiary.

The Company purchased its wholly-owned Australian subsidiary on January 31, 2003 and the Foreign Currency Translation Adjustment account is presented in the Stockholders' Equity section.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition & Disclosure."

The following table illustrates the pro forma effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, "Accounting For Stock-Based Compensation - Transition & Disclosure, An Amendment To FASB Statement No. 123," to stock-based employee compensation.

                                                                             Year Ended March 31,
                                                                          2003               2002
                                                                      -----------        -----------
                                                                      (Unaudited)        (Unaudited)
Net loss from continuing operations, as reported                      $  (112,021)       $(2,987,826)
Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all awards,
        net of related tax effects                                             --            (21,000)
                                                                      -----------        -----------
Pro forma net loss from continuing operations                            (112,021)        (3,008,826)
Income (loss) from discontinued operations                                     --            317,371
                                                                      -----------        -----------
Pro forma net loss                                                    $  (112,021)       $(2,691,455)
                                                                      ===========        ===========
Loss per share:
  Basic, continuing operations, as reported                           $        --        $     (0.09)
                                                                      ===========        ===========
  Basic, continuing operations, pro forma                             $        --        $     (0.09)
                                                                      ===========        ===========
  Discontinued operations, as reported                                $        --        $      0.01
                                                                      ===========        ===========
  Discontinued operations, pro forma                                  $        --        $      0.01
                                                                      ===========        ===========
  Net loss per share, as reported                                     $        --        $     (0.08)
                                                                      ===========        ===========
  Net loss per share, pro forma                                       $        --        $     (0.08)
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

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period

Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method.

RECENT ACCOUNTING PRONOUNCEMENT

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. AFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123
(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entitles that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, the revisions to SFAS 123 (R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following at March 31, 2003 and 2002:

                                                2003                2002
                                             ---------           ---------
     Furniture and Fixtures                  $   1,586           $  52,359
     Computer and Office Equipment              22,350              75,711
     Plant Equipment                            55,960             170,705
     Leasehold Improvements                         --             425,298
                                             ---------           ---------
                                                79,896             724,073

     Less: Accumulated Depreciation            (25,646)           (616,229)
                                             ---------           ---------

                                             $  54,250           $ 107,844
                                             =========           =========

Depreciation expense charged to operations for the years ended March 31, 2003 and 2002, was $82,270 and $235,479, respectively.

--------------------------------------------------------------------------------
                                     NOTE 3
                                MARKETING RIGHTS
--------------------------------------------------------------------------------

On November 4, 1996, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SOLTRON(R), a fuel enhancing product, encompassing the North American Market (United States, Mexico and Canada), in exchange for 5,000,000 shares of common stock valued at $500,000. The contract is for a period of five years. The Company amortized the marketing rights over the original period of the contract. The original marketing rights were fully amortized at March 31, 2002. The contract was automatically renewed effective November 2001 at no cost to the Company.

On February 20, 2003, the Company acquired the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SOLTRON(R) product. This purchase was made by the issuance of 9,000,000 shares of restricted common stock of the Company with a valuation of $119,700.

On June 17, 1998, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SP34E(TM) (a refrigerant) encompassing the North American Market (United States, Mexico and Canada), in exchange for the issuance of 6,000,000 shares of common stock valued at $2,400,000. The contract is for a period of five years, and pursuant to an addendum to the agreement, the term of the agreement shall commence on the Company achieving ratable sales of SP34E(TM) and in no event later than July 1, 2000. The Company is amortizing these marketing rights over the period of contract.

During the year ended March 31, 2002, management determined that the costs associated with the marketing licenses for SP34E(TM) became impaired when the Company sold its 50% interest in its subsidiary, which manufactured the SP34E(TM) for the Company. Accordingly, the Company wrote-off the balance associated with these rights at March 31, 2002.

On January 31, 2003, the Company acquired the exclusive worldwide sales, distribution, marketing and manufacturing rights to the refrigerant gas products consisting of SP34E(TM), SP22A, SP22B, SP22C and SP22E. This purchase was made by the issuance of 6,000,000 shares of restricted common stock of the Company with a valuation of $79,800.

During the year ended March 31, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) by the issuance of 9,000,000 restricted shares of its common stock with a valuation of $119,700. The effective purchase date was February 20, 2003. This acquisition delivered the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, SOLTRON(R), a fuel enhancing product.

Amortization charged to operations for marketing rights each of the years ended March 31, 2003 and 2002 was $-0- and $58,333, respectively.

--------------------------------------------------------------------------------
                                     NOTE 4
                                  ACQUISITIONS
--------------------------------------------------------------------------------

ACQUISITION OF VIRTUAL TECHNOLOGIES (AUSTRALIA) PTY LTD.

During the year ended March 31, 2003, the Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd on January 31, 2003. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company with a valuation of $79,800. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SP34E(TM), SP22A, SP22B, SP22C and SP22E refrigerant gas products.

ACQUISITION OF SOLTRON(R) RIGHTS

During the year ended March 31, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) by the issuance of 9,000,000 restricted shares of its common stock with a valuation of $119,700. The effective purchase date was February 20, 2003. This acquisition delivered the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, SOLTRON(R), a fuel-enhancing product.

ACQUISITION OF PETROKLEAN FORMULA

On December 22, 2000, the Company purchased the E*COR enzyme division assets of Perix Industries, Inc., of California. The Company issued 100,000 restricted shares of common stock valued at $19,918 to Perix in consideration for enzyme inventory, existing contracts and outstanding contract bids, brand names and proprietary formula for certain of the Klean enzyme products.

On August 28, 2001, the Company purchased the formula and know-how for the PETROKLEAN formula for 40,000 shares of restricted stock valued at $5,040. During the year ended March 31, 2003, the Company discontinued its KLEAN line of products and wrote off the unamortized balance of assets of $5,474. (See Note 1, Discontinuance of KLEAN)

--------------------------------------------------------------------------------
                                     NOTE 5
                                   COMMITMENTS
--------------------------------------------------------------------------------

OPERATING LEASES

The Company did not renew their operating lease in September 2002 on their warehouse and production facility in Phoenix, Arizona, as part of their cost reduction program.

During the year ended March 31, 2002, the Company leased two vehicles under thirty-six month lease agreements. The monthly rental obligation under these agreements is $965.

Minimum future rental payments for all non-cancelable operating leases having original or remaining lease terms in excess of one year as of March 31, 2003 are as follows:

               Year Ending
                March 31,
                ---------
                  2004               $10,460
                                     =======

Lease expense charged to operations for the years ended March 31, 2003 and 2002, was $72,914 and $83,172, respectively.

CONVERTIBLE PROMISSORY NOTE

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matured on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365. The note and accrued interest was assigned by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 are to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. At March 31, 2003, no payments have been made on this obligation.

OTHER COMMITMENTS

Effective April 1, 2000, the Company entered into an unwritten employment arrangement with James H. Hirst for an initial term of three (3) years. The arrangement provides for a base salary of $126,000 per annum; automobile, medical, social security allowances and such other terms and conditions as may be agreed upon from time to time; 500,000 stock options pursuant to the terms and conditions of the Solpower Corporation Stock Option and Incentive Plan and such vesting requirements as established by the compensation committee; a stock grant of 50,000 common shares effective April 1, 2000; and monthly stock grants of 10,000 shares effective the first day of each month for the term of the agreement, such shares to be issued quarterly provided agreed upon performance requirements are fulfilled. A total of 130,000 common shares were issued to Mr. Hirst during the year. On March 27, 2001, the Company agreed to Mr. Hirst returning the shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares be re-issued. Effective March 31, 2001 the stock grants to Mr. Hirst ceased. (Note 9). In April 2003, Mr. Hirst verbally extended his employment arrangement with the Company.

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

At March 31, 2003 and 2002, deferred tax assets on United States reported losses consist of the following:

                                              2003                  2002
                                           -----------           -----------
     Net operating loss carryforwards      $ 1,616,000           $ 1,632,000
     Less: valuation allowance              (1,616,000)           (1,632,000)
                                           -----------           -----------

                                           $        --           $        --
                                           ===========           ===========

At March 31, 2003 and 2002, the Company had United States federal net operating loss carry-forwards in the approximate amount of $11,484,000 and $11,372,000, respectively, available to offset future taxable income expiring through 2023 and 2022, respectively. At March 31, 2003 and 2002, the Company had Arizona state net operating loss carry-forwards in the approximate amount of $9,312,000 and $10,023,000, respectively, available to offset future taxable income expiring through 2008 and 2007, respectively.

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

Virtual Technologies Pty Ltd., the wholly-owned Australian subsidiary, reports its income under Australia taxation regulations. The company has pre-tax operating income approximating $6,900 (US) at March 31, 2003 and related accrued taxes approximating $2,300 (US).

--------------------------------------------------------------------------------
                                     NOTE 7
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matured on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365. The note and accrued interest was assigned by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 are to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. At March 31, 2003, no payments have been made on this obligation.

On December 20, 2000, the Company agreed to issue a total of 375,000 shares of common stock and warrants to purchase 250,000 shares of common stock in cancellation of debt owing to Dominion Capital, Inc. Of the shares issued, 125,000 were issued to Trond Matteson and 250,000 shares were issued to Dominion Capital, Inc. All warrants were issued to Dominion Capital, Inc. and are exercisable at $0.40 per share and expire on December 31, 2002. The warrants expired, unexercised, on December 31, 2002.

Effective January 31, 2003, the Company issued 6,000,000 shares of its unregistered, restricted common stock valued at $79,800 to Virtual Technologies (Australia) Pty Ltd. ("VT"). VT holds the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SP34E(TM), SP22A, SP22B, SP22C and SP22E refrigerant gas products.

On February 20, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) from Dominion Capital Pty Ltd. in exchange for 9,000,000 unregistered restricted shares of its common stock valued at $119,700.

--------------------------------------------------------------------------------
                                     NOTE 8
                               SHAREHOLDER EQUITY
--------------------------------------------------------------------------------

STOCK ISSUED FOR SERVICES AND DEBT

On April 1, 2001, the Company issued 19,355 restricted shares of common stock in settlement of an outstanding account payable amounting to $4,839.

On August 28, 2001, the Company issued 50,000 restricted shares of common stock to Mr. James Flowers pursuant to stock grants under his employment agreement.

On March 31, 2002, the Company issued 300,000 restricted shares of common stock in relation to the conversion of a $30,000 short-term Convertible Note Payable that was issued on January 23, 2002 and became due on February 23, 2002.

On April 11, 2002, the Company issued 100,000 restricted shares of common stock for services.

On April 26, 2002, the Company issued 300,208 restricted shares of common stock in settlement of outstanding account payable.

On April 26, 2002, the Company issued 180,000 restricted shares of common stock to employees for termination pay.

On June 4, 2002, the Company issued 100,000 restricted shares of common stock for services.

COMMON STOCK SOLD

On June 4, 2002, the Company issued 300,000 shares of its unregistered, restricted common stock at $0.05 per share pursuant to the exercise of two outstanding call options.

COMMON STOCK ISSUED FOR ACQUISITIONS

On August 28, 2002, the Company issued 40,000 shares of its unregistered, restricted common stock in exchange for the formula and know-how related to its PETROKLEAN product.

Effective January 31, 2003, the Company issued 6,000,000 shares of its unregistered, restricted common stock pursuant to the terms of the Share Purchase and Sale Agreement with Virtual Technologies (Australia) Pty Ltd. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SP34E(TM), SP22A, SP22B, SP22C and SP22E refrigerant gas products.

On February 20, 2003, the Company acquired the worldwide rights to the product SOLTRON(R), under the terms of the Acquisition Agreement, by the issuance of 9,000,000 unregistered restricted shares of its common stock to Dominion Capital Pty Ltd. This acquisition delivered the exclusive worldwide sales, distribution, marketing and manufacturing rights for the enzyme technologies for the product, SOLTRON(R), a fuel-enhancing product.

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

On April 1, 2000, subject to an employment agreement, a grant of 50,000 restricted common shares was made to James Hirst, Secretary/Treasurer. In addition, the employment agreement provides for a grant of 10,000 restricted shares of common stock at the first of each month, commencing May 1, 2000, during the term of Mr. Hirst's employment. Such shares are to be issued quarterly provided agreed upon performance requirements are fulfilled. On June

28, 2000, 70,000 restricted shares of common stock were issued to Mr. Hirst under this agreement. On each of November 16, 2000 and January 26, 2001, 30,000 restricted shares of common stock were issued to Mr. Hirst under this agreement. On March 27, 2001, the Company agreed to Mr. Hirst returning the 130,000 shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares be re-issued. Effective March 31, 2001 the stock grants to Mr. Hirst ceased. As of the balance sheet date, March 31, 2003 and 2002, the Company has recorded a liability for the value of the shares due Mr. Hirst that were returned.

STOCK WARRANTS

On December 20, 2000, the Company issued a warrant to Dominion Capital, Inc., a related party, to purchase 250,000 restricted shares of common stock at $0.40 per share and the warrant expired on December 31, 2002, unexercised.

On January 31, 2001, the Company commenced a private offering which contained provisions for warrants attached to the common share units sold. As of March 31, 2001, warrants to purchase 1,000,000 restricted shares of common stock at $.20 per share were issued in relation to the offering. Additional common share units were sold under this offering during period April 1, 2001 through September 24, 2001 amounting to 567,500 and additional warrants were issued to purchase 567,500 restricted shares of common stock at $0.20 per share. Warrants issued under the offering originally expired on January 31, 2004 and the Board of Directors subsequently extended the expiration date to June 30, 2005.

A summary of total stock warrants outstanding is as follows:

                                                                Weighted
                                             Number of           Average
                                             Warrants         Exercise Price
                                             --------         --------------
     Outstanding at March 31, 2001           2,250,000             0.32

     Granted                                   567,500             0.20
     Forfeited                              (1,000,000)           (0.43)
                                            ----------           ------
     Outstanding at March 31, 2002           1,817,500             0.23

     Granted                                        --               --
     Forfeited                                (250,000)           (0.40)
                                            ----------           ------
     Outstanding at March 31, 2003           1,567,500           $ 0.20
                                            ==========           ======

               Warrants Outstanding                    Warrants Exercisable
     -----------------------------------------        ------------------------
                                    Weighted
                                    Average
      Exercise                     Remaining
     Price Per      Number        Contractual           Number        Exercise
       Share       of Shares    Life (In Years)      Exercisable       Price
       -----       ---------    ---------------      -----------       -----
      $0.20       1,567,500          2.25             1,567,500        $0.20

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

The contract has an anti-dilution provision, that in the event that the Company shall at any time subdivide the outstanding shares of common stock, or shall issue a stock dividend on its outstanding stock, the conversion price in effect immediately prior to such subdivision or the issuance of such dividend shall be proportionately decreased, and in the case the Company shall at any time combine the outstanding shares of common stock, the conversion price in effect immediately prior to such combination shall be proportionately increased, effective at the close of business on the date of such subdivision, dividend or combination, as the case may be. No options became exercisable under this agreement and the option agreement expired on November 24, 2002.

On January 23, 2002, the Company issued a call option for $1,000 for the option to purchase 200,000 shares of restricted common stock at $0.15 per share. The option expires on July 23, 2003. Effective April 26, 2002, the Company amended the exercise price of the call option to $0.05 per share and the call option was exercised on June 4, 2002.

On April 12, 2002 the Company issued a call option for the option to purchase 100,000 shares of restricted common stock at $0.05 per share. The option expires on October 12, 2003. On June 4, 2002 the call option was exercised.

INCENTIVE STOCK OPTION PLAN

The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan (the "PLAN"). Pursuant to the Plan, options to purchase shares of the Company's common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire up to ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 2003, there were 5,000,000 shares reserved for options to be granted under the Plan.

On January 30, 1998, the Company granted options to purchase shares of the Company's common stock to certain individuals at a purchase price equal to or greater than the fair market value of such stock as determined under the Plan as of this date. Mr. James H. Hirst was granted 300,000, Mr. Trond Matteson was granted 150,000 and Mr. Joshua Ward was granted 150,000 shares. The terms of such options shall commence as of January 30, 1998, and expire on January 30, 2003, or the termination of employment of Mr. Hirst or the services of Mr. Matteson or Mr. Ward. On May 18, 1998, Mr. Ward was terminated as a service provider to the Company and the 150,000 options were canceled. On April 1, 2000, under terms of an employment agreement with Mr. Hirst, the 300,000 options granted on January 30, 1998 were canceled. On December 31, 2000, Mr. Matteson was terminated as a service provider to the Company and the 150,000 options were canceled.

On May 28, 1998, the Company granted options under the Plan to certain directors at a purchase price for each share that, with the exception of the non-qualifying options, is equal to or greater than the fair market value of such stock as determined under the Plan as of this date. Mr. Fraser Moffat III was granted 350,000, 100,000 of which are non-qualifying, Mr. Naoya Yoshikawa was granted 100,000, Mr. Jerry Goddard was granted 100,000 and Mr. James H. Hirst was granted 100,000. The options may be exercised in whole or in part at any time after the vesting requirements with respect to any option shares has been achieved. The terms of such options shall commence as of May 28, 1998, and expire on May 28, 2003, or the termination as directors of the Company. On April 1, 2000, under the terms of an employment agreement with Mr. Hirst, the 100,000 options granted were canceled. On November 11, 2001, Mr. Goddard resigned as a member of the Board of Directors and the 100,000 options granted to Mr. Goddard were canceled. On February 4, 2003, Mr. Yoshikawa resigned as a member of the Board of Directors and the 100,000 options granted to Mr. Yoshikawa were canceled

On January 4, 1999, R. L. "Beau" Van Deren, the corporate Secretary/Treasurer and a member of the Board of Directors was granted 400,000 options under the Plan. The terms of such options commenced on January 9, 1999 and expire on January 4, 2004 or the termination of employment of Mr. Van Deren. The terms are similar to those options granted to other members of the board of directors in 1998. On February 15, 2000, Mr. Van Deren resigned as corporate Secretary/Treasurer and as a member of the Board of Directors, however he continues to provide consulting services to the Company. Consequently 250,000 of the options granted to Mr. Van Deren were canceled and 150,000 options were retained.

On March 1, 2000, the Company entered into an employment agreement with Mr. Mark Robinson. The agreement provides for the issuance of 500,000 options at an exercise price of $1.00 per share, which expire April 2006. The options vest based on minimum market price and reported gross revenue levels. The stock options granted to Mr. Robinson terminated effective April 30, 2001.

On April 1, 2000, the Company entered into an employment arrangement with Mr. James Hirst. The agreement provides for cancellation of all previously issued options and the issuance of 500,000 options at an exercise price of $1.00 per share, which expire April 2006. The options vest based on minimum market price and reported gross revenue levels.

On August 24, 2000, the Company granted options to purchase 250,000 shares of the Company's common stock to Mr. James Flowers, President of Protocol Resource Management Inc. The options vest provided the grantee is an employee of the Corporation, its subsidiaries, and/or affiliates as of the date any vesting requirement is achieved for the Grantee's rights in the applicable option shares to vest. Upon the sale of Protocol to PICO Holdings, Inc., the options granted to Mr. Flowers were terminated effective March 31, 2002.

On September 5, 2001, the Company granted options to purchase an aggregate of 350,000 shares of the Company's common stock to five employees. The options may be exercised in whole or in part at any time after the vesting requirements are achieved. These options vest based on minimum market price and reported gross revenue level. On April 26, 2002, 250,000 of these options were canceled as the employees related to these options left the employ of the Company. The aforementioned options vest independently with respect to each grantee based upon two factors: (a) the minimum market price and (b) the minimum reported gross revenues being achieved as illustrated in the table:

                        Percent     Exercise     Market        Reported         Expiration
       Grantee          Amount        Price      Price      Gross Revenues         Date
       -------          -------       -----      -----      --------------         ----
Hirst and                 20%        $1.00       $1.00       $1 million        April, 2006
Robinson                  20%        $1.00       $2.00       $2 million        April, 2006
                          20%        $1.00       $3.00       $3 million        April, 2006
                          20%        $1.00       $4.00       $4 million        April, 2006
                          20%        $1.00       $5.00       $5 million        April, 2006
Flowers                   20%        $ .55          --               --        August, 2003
                          20%        $ .55          --               --        August, 2004
                          20%        $ .55          --               --        August, 2005
                          20%        $ .55          --               --        August, 2006
                          20%        $ .55          --               --        August, 2007
Cohen, Glass,             100%       $ .25       $1.00       $1 million        September, 2004
Starita, Cesena &
Lambrechtsen
Moffat -  Incentive       40%        $3.00       $3.00       $6 million        May, 2003
                          40%        $5.00       $5.00       $9 million        May, 2003
Options                   20%        $7.00       $7.00       $12 million       May, 2003
Non-Qualifying
  Options                100%        $2.00       $2.00       $4 million        May, 2003
Yoshikawa,                50%        $3.00       $3.00       $6 million        May, 2003
 and Goddard              50%        $7.00       $7.00       $12 million       May, 2003
Van Deren                100%        $1.30       $2.00       $6 million        January, 2004

The minimum reported gross revenues shall have been achieved during a reporting period which is the lesser of (i) the four quarterly reporting periods preceding any date on which the minimum market price exists, or (ii) that number of quarterly reporting periods occurring subsequent to the date on which both vesting requirements last were achieved and any date on which the next minimum market price requirement is achieved. As of March 31, 2003, 100,000 options' minimum vesting requirements have been met.

A summary of the option activity is as follows:

                                                                     Weighted
                                              Number of              Average
                                               Options            Exercise Price
                                               -------            --------------
     Outstanding at March 31, 1999            2,350,000              $  3.44
     Granted                                     50,000              $  1.30
     Forfeited                                 (300,000)             $ (1.98)
                                             ----------

     Outstanding at March 31, 2000            2,100,000              $  3.52
     Granted                                  1,250,000              $  0.91
     Forfeited                                 (650,000)             $ (2.62)
                                             ----------

     Outstanding at March 31, 2001            2,700,000              $  2.53
     Granted                                    550,000              $  0.21
     Forfeited                                 (750,000)             $ (1.45)
                                             ----------

     Outstanding at March 31, 2002            2,500,000              $  2.35
     Granted                                    100,000              $  0.05
     Exercised                                 (300,000)             $ (0.05)
     Forfeited                               (1,200,000)             $ (3.14)
                                             ----------

     Outstanding at March 31, 2003            1,100,000              $  1.88
                                             ==========

Additional information about outstanding options to purchase the Company's common stock as of March 31, 2003 is as follows:

              Options Outstanding                     Options Exercisable
   -------------------------------------------    ---------------------------
                                   Weighted
                                   Average
   Exercise                       Remaining
   Price Per     Number          Contractual         Number          Exercise
     Share      of Shares      Life (In Years)    Exercisable         Price
     -----      ---------      ---------------    -----------         -----
     $0.25       100,000             1.4                --            $0.25
     $1.00       500,000             3.0                --            $1.00
     $1.30       150,000              .8                --            $1.30
     $2.00       100,000              .2                --            $2.00
     $3.00       100,000              .2                --            $3.00
     $5.00       100,000              .1                --            $5.00

     $7.00        50,000              .2                --            $7.00
               ---------                            ------
               1,100,000             2.6                --               --
               =========                            ======

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended March 31, 2003 and 2002 would have been as presented in the pro forma amounts in Note 1. There were no employee incentive stock options granted during the year end March 31, 2003.

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

All supplies for the manufacture of SP34E(TM) are readily available from a variety of manufacturers worldwide.

--------------------------------------------------------------------------------
                                     NOTE 11
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2003, which have resulted in a deficiency in working capital of approximately $529,000 as of March 31, 2003, and an accumulated deficit of approximately $11,965,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers

The directors and executive officers of Solpower, their ages and positions are as follows:

            Name                      Age                Positions Held(1)
            ----                      ---                -----------------
     Fraser M. Moffat III             74             Director, Chairman
     James H.  Hirst                  57             Director, President, CEO

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

(b) Compliance with Section 16(a) of the Exchange Act

The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Solpower's common stock during the fiscal year ended March 31, 2003. This information is based on a review of Section 16(a) reports furnished to Solpower.

James H. Hirst failed to timely file a report on Form 4 related to 3,000,000 shares received from Dominion Capital and a transfer of 500,000 of these shares to his children on February 20, 2003. A Form 5 to report the delinquent filing was also not timely filed. The required report was filed on April 29, 2005.

Peter Voss failed to timely file reports on Form 4 related to two transactions. A Form 5 to report the delinquent filing was also not timely filed. The required report was filed on May 5, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the fiscal years ended March 31, 2003, 2002 and 2001 for the two highest paid officers. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                         Annual Compensation       Compensation
                                                       Other           Stock
                               Fiscal                  Annual         Options
Name and Principal Position     Year     Salary     Compensation     (Shares)
---------------------------     ----     ------     ------------     --------
Mark S. Robinson (1)            2003       --             --              --
Chief Executive Officer         2002       --             --              --
                                2001       --       $171,885 (2)     500,000 (3)

James H. Hirst                  2003       --       $130,820              --
Chief Executive Officer         2002       --       $149,248              --
 & President                    2001       --       $197,773 (4)     500,000 (3)
Secretary/Treasurer

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

OPTION GRANTS

There were no grants of options to executive officers for the fiscal years ended March 31, 2003 or 2002.

OPTION EXERCISES AND VALUES

The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2003.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                          Value of Unexercised
                                                                Number of Unexercised     In-the-Money Options
                                                              Options at March 31, 2003     at March 31, 2003
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

EMPLOYMENT AGREEMENTS

Mr. Robinson and Mr. Hirst were both at-will employees in fiscal year 2002 although we have a verbal understanding with them that their initial employment terms would be three years each, beginning in fiscal year 2001. Base salary of $126,000 has been set for Mr. Hirst. In addition, Mr. Hirst is to receive options to purchase 500,000 shares at $1.00 per share, subject to vesting, and stock grants initially of 50,000 shares and 10,000 shares per month thereafter. The stock grants to Mr. Hirst commenced as of April 1, 2000. The option grants were effective April 7, 2000. The stock grants to Mr. Hirst ceased effective March 31, 2001.

Mr. Hirst continued his employment during the fiscal year ended March 31, 2003.

DIRECTOR COMPENSATION

All authorized out-of-pocket expenses incurred by our directors on behalf of Solpower are subject to reimbursement.

STOCK OPTION PLAN

In November 1997, the Board of Directors adopted a Stock Option and Incentive Plan (the "PLAN"), which the shareholders approved on November 22, 1997. The purpose of the Plan is to provide a means to attract employees and service providers and to reward persons responsible for the successful administration and management of Solpower. Another purpose of the Plan is to provide such persons with additional incentive and reward opportunities designed to enhance profitable growth. So that the appropriate incentive can be provided, the Plan provides for granting options, incentive stock options, stock appreciation rights, restricted stock awards, performance shares and dividend equivalents, or any combination of the foregoing. In 1999, the Plan was amended by the Board of Directors to increase the number of shares that can be granted under the Plan to 2,500,000 shares of Solpower common stock. In 2000, the Plan was further amended by the board of Directors and approved by the shareholders to increase the number of shares that can be granted under the Plan to 5,000,000 shares of Solpower $0.25 to $7.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2003, the ownership of each person known by us to be the beneficial owner of five percent or more of our Common Stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

Name and Address                              Amount and Nature       Percent of
of Beneficial Owner                             of Ownership           Class (1)
-------------------                             ------------           ---------
Fraser M.  Moffat III (2)
18 Lake Avenue
Montrose, Pennsylvania                             35,826                 (3)

James H.  Hirst (2)
7309 East Stetson Drive
Scottsdale, Arizona                             2,630,100 (4)             5.3%

Naoya Yoshikawa (2)
2-16-42 Takanawa
Minato-Ku, Japan                                3,000,100                 6.1%

Power Business Co Ltd. (5)
2-16-42 Takanawa
Minato-Ku, Japan                                3,000,000                 6.1%

PICO Holdings, Inc. (6)
875 Prospect Street, Suite 301
La Jolla, California 92037                      2,500,000                 5.1%

Australian Agricultural and Property
Management Pty Ltd. (7)
c/o 13 Malcolm Court
Mt.  Waverly, Victoria 3189
Australia                                       6,146,910                12.5%

Greg Stewart
307 East 22nd Street
San Pedro, CA 90731                             2,942,000 (8)             6.0%

Peter Voss (9)(10)
39 De Havilland Road
Mordialloc 3195
Victoria, Australia                             9,531,194                19.4%

K. M. Voss (11)
39 De Havilland Road Mordialloc 3195
Victoria, Australia                             3,000,000                 6.1%

Name and Address                              Amount and Nature       Percent of
of Beneficial Owner                             of Ownership           Class (1)
-------------------                             ------------           ---------

Dominion Capital Japan Pty Ltd. (9)(10)
39 De Havilland Road
Mordialloc 3195
Victoria, Australia                             2,627,000                 5.3%

Les Woolridge (11)
Victoria
Australia                                       3,000,000                 6.1%

All Directors and Officers
as a Group (5 persons)                          3,165,926                 6.4%

----------
(1) Based upon 49,212,127 shares of common stock being issued and outstanding on March 31, 2003.
(2) Mr. Hirst has been granted options to purchase up to an additional 500,000 shares of common stock at $1.00 per share upon the market price of the common stock attaining certain levels. Mr. Moffat has been granted options to purchase up to 350,000 shares of common stock at prices ranging from $2.00 to $7.00 per share upon the market price of the common stock attaining certain levels. Mr. Yoshikawa has been granted options to purchase up to 100,000 shares of common stock at prices ranging from $3.00 to $7.00 per share upon the market price of the common stock attaining certain level, these options expired on March 4, 2003. These options have not vested, are not exercisable until vested and are not included in the total above.
(3)  Less than 0.1%
(4) Includes 130,000 shares issuable under a deferred compensation arrangement. Also includes 500,500 shares held by Mr. Hirst's wife. Total does not include 500,000 shares held by Mr. Hirst's adult children. Mr. Hirst disclaims  all  beneficial  ownership  of the  shares  held  by  his  adult children.
(5)  Power  Business  Co  Ltd  is  a  Japanese  corporation  controlled  by  Mr.
     Yoshikawa.
(6) PICO Holdings, Inc. is a diversified holding company listed on NASDAQ under trading symbol PICO.
(7) Australian Agricultural Management Pty Ltd. is an Australian corporation controlled by Nick Corcoris.
(8) Mr. Stewart controls Purse Seine Soma, Inc., which holds 100,000 shares. The total includes warrants to purchase 250,000 common shares at $0.20 per share.
(9) Mr. Voss controls Dominion Capital Japan Pty Ltd., which holds 2,627,000 shares, A1 Financial Planners Pty Ltd., which holds 1,140,200 shares, Intavest Pty Ltd., which holds 1,550,000 shares, Bio Engineering Pty Ltd. which holds 394,244 shares and Dominion Capital, Inc., which holds 370,000 shares. The total reflected includes 3,300,000 shares held by Mr. Voss' wife and two adult children and in which Mr. Voss disclaims all beneficial interest.
(10) Dominion Capital Pty Ltd. has been granted an option to acquire 750,000 shares of common stock at prices ranging from $2.50 to $5.00 per share upon Soltron(R) sales revenues attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.
(11) Ms. Voss and Mr. Woolridge were the shareholders of Virtual Technologies (Australia) Pty Ltd., which was acquired by Solpower in January 2003.

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

On December 29, 2000, we issued 482,260 shares of common stock to Dominion Capital and 814,294 to two other entities controlled by Mr. Peter Voss. The shares were issued at $0.25 per share in cancellation of accounts payable for cash advances and product purchases.

Effective January 31, 2003, the Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. As consideration for the acquisition, the Company issued 6,000,000 shares of restricted common stock to the shareholders of Virtual Technologies. 3,000,000 shares were issued to Les Woolridge, the manager of Virtual Technologies, and 3,000,000 shares were issued to K. M. Voss, the wife of Peter Voss, the controlling shareholder of Dominion Capital Pty Ltd.

On February 20, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) by the issuance of 9,000,000 restricted shares of its common stock to Dominion Capital Pty Ltd. At Dominion Capital's direction these shares were issued as follows: 3,000,000 shares to Greg Stewart (of which 2,000,000 shares were issued to Greg Stewart and 1,000,000 shares were issued directly to others at Mr. Stewart's direction); 3,000,000 shares to James H. Hirst; and 3,000,000 shares to Power Business Co Ltd., an entity controlled by Naoya Yoshikawa.

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

     10.12(1) Solpower Corporation Stock Option and Incentive Plan dated November 22, 1997.

     10.16(1) Client Services Agreement between Solpower Corporation and Dominion Capital Securities, Inc. dated July 1, 1998.

     10.17(2) Addendum to June 17, 1998 Acquisition Agreement effective January 1, 1999.

     10.29(3) Amendment to Lease between Arizona Industrial Capital, LP and Solpower Corporation dated December 15, 2000.

     10.39(4) Agreement for Sale of Formula and Know-How between Stephen J. Kraynak and Solpower Corporation dated August 28, 2001.

     10.40 Agreement between Virtual Technologies (Australia) Pty Ltd. and A-Gas (Australia) Pty Ltd., dated August 20, 2002, relating to the Australia and New Zealand production and distribution of SP34E(TM).

     10.41 Acquisition Agreement between Virtual Technologies (Australia) Pty Ltd. and Dominion Capital Pty Ltd., effective January 31, 2003, relating to the worldwide rights to SP34E(TM)and other related refrigerant gases.

     10.42 Acquisition Agreement between Solpower Corporation and Dominion Capital Pty Ltd., dated February 20, 2003, relating to the acquisition of worldwide rights to SOLTRON(R).

     21.1       Subsidiaries

     31         Certifications  required by Rule 13a-14,  as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

     32         Certification   of  Chief   Executive   Officer  and   Principal
                Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference from Solpower's Form 10-SB as filed on August 21, 1998.
(2) Incorporated by reference from Solpower's Form 10-KSB as filed on September 24, 1999.
(3) Incorporated by reference from Solpower's Form 10-QSB as filed on February 20, 2001.
(4) Incorporated by reference from Solpower's Form 10-QSB/A as filed on December 10, 2001.

(b) Reports on Form 8-K.

None.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOLPOWER CORPORATION


Dated: May 25, 2005                   By /s/ James H.  Hirst
                                         ---------------------------------------
                                         James H. Hirst, Chief Executive Officer

                                      BOARD OF DIRECTORS


Dated: May 25, 2005                      /s/ Fraser M Moffat III
                                         ---------------------------------------
                                         Fraser M.  Moffat III, Chairman


Dated: May 25, 2005                      /s/ James H.  Hirst
                                         ---------------------------------------
                                         James H.  Hirst