Form 10KSB
period 2004-03-31
SOLPOWER CORP
filed 2005-06-06
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended March 31, 2004 were $689,588.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2004 was approximately $1,515,952.

The number of shares outstanding of the registrant's classes of common stock, as of March 31, 2004 was 50,912,127 shares. No shares of the registrant's preferred stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X].

                              SOLPOWER CORPORATION

                                   ----------

                        INDEX TO THE FORM 10-KSB FOR THE
                        FISCAL YEAR ENDED MARCH 31, 2004


ITEM 1.  DESCRIPTION OF BUSINESS............................................  1

ITEM 2.  DESCRIPTION OF PROPERTY............................................ 11

ITEM 3.  LEGAL PROCEEDINGS.................................................. 12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 12

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 12

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......... 13

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.................................. 16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE............................................... 42

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; AUDIT
         COMMITTEE FINANCIAL EXPERT; CODE OF ETHICS......................... 42

ITEM 10. EXECUTIVE COMPENSATION............................................. 43

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 45

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 47

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 49

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 50

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

We are in the business of producing, marketing and distributing SOLTRON(R), a proprietary enzyme-based fuel enhancing product and SP34E(TM), an ozone safe alternative refrigerant. Our business plan contemplates distributing these products on a worldwide basis.

Solpower was originally incorporated in Utah in 1982 as Dynafuel Corporation and our original business involved research and development of an experimental fuel using alcohol and other chemicals in a proprietary combination to produce a gasoline-like motor fuel. In July 1996, we merged into a newly-formed subsidiary incorporated in Nevada to change our corporate domicile. In November 1996, we entered into a licensing agreement with Dominion Capital Pty Ltd. ("DOMINION CAPITAL") to acquire the exclusive manufacturing, distribution, marketing and sales rights for SOLTRON(R) in the United States, Canada and Mexico. As a result of entering into this licensing agreement, Dominion Capital and its affiliates gained control of Solpower and a new Board of Directors and new management were installed. A corporate philosophy of acquiring and commercializing environmentally friendly products was initiated. In June 1998, we entered into a second licensing agreement with Dominion Capital and acquired the exclusive manufacturing, distribution, marketing and sales rights for the product SP34E(TM) in the United States, Canada and Mexico. In December 2000, we acquired the E*COR enzyme division of Perix Industries, Inc., including all the rights to the KLEAN product line. KLEAN is a line of enzyme-based cleaners and bio-remediation and petroleum deposit control agents. We discontinued the KLEAN product line in the fiscal year ended March 31, 2003.

On January 31, 2003, we acquired the outstanding shares of Virtual Technologies for 6,000,000 shares of our unregistered, restricted common stock. As a result of this acquisition, we gained the exclusive, worldwide manufacturing, distribution, marketing and sales rights to SP34E(TM) and the related refrigerant gas products, SP22E-A, SP22E-B and SP22E-C.

On February 20, 2003, we acquired the exclusive worldwide manufacturing, distribution, marketing and sales rights to SOLTRON(R) pursuant to an Acquisition Agreement with Dominion Capital, under which we issued 9,000,000 shares of our restricted common stock. During the year ended March 31, 2004, management determined that this asset was impaired for accounting purposes and wrote-off the capitalized amounts related to these rights. We still control these marketing rights and continue to market our SOLTRON(R) product.

PRODUCTS

We market and distribute SOLTRON(R), a proprietary enzyme-based fuel enhancing product and license the production and distribution of SP34E(TM), an ozone safe alternative refrigerant. We currently distribute these products primarily through sales channels in the United States, Central America, American Samoa, Europe and Australia.

SOLTRON(R). SOLTRON(R) is an enzyme-based liquid fuel enhancing product that was developed over a period of 18 years by a group of scientists at the Japanese Institute of Bio-Energy. Use data has shown that when added to liquid fossil fuels SOLTRON(R) reduces particulate exhaust emissions and smoke, improves fuel economy, controls fuel sludge and other impurities and ultimately lowers engine maintenance costs. In addition, when mixed with liquid fuels, SOLTRON(R) changes the fuel's molecular structure and improves its oxygen absorption and combustion efficiency. SOLTRON(R)'S enzymes are naturally powerful surfactants and dispersants. Damaging fuel contaminants such as sludge, fungi and mold are broken down and lose their ability to stick to tank walls and lines. The resulting microscopic particulate is combusted, while larger contaminants are filtered out. The dispersion of microbial contamination reduces corrosive attack on fuel tanks, pumps and injectors. SOLTRON(R) can be added to all liquid fossil fuels including gasoline, diesel and light and heavy oils at the fuel pump or in bulk fuel tanks and has gained acceptance in the marine industry where biological fuel contamination is a persistent problem.

SOLTRON(R) is marketed as a natural enzyme product that will reduce emissions, improve fuel economy and reduce engine maintenance. SOLTRON(R) has been sold commercially in Japan since 1993 and in Australia since 1996 and was awarded the 1997 Best New Aftermarket Product Award (Chemical) by the Australian Automotive Aftermarket Association.

SP34E(TM). SP34E(TM) is a non-ozone depleting refrigerant developed in Japan by the Kinoh-Kinzohu Company as a replacement for ozone-depleting fluorinated refrigerants commonly used prior to newly enacted environmental regulations phasing out ozone-depleting fluorinated refrigerants. Through our subsidiary, Virtual Technologies Pty Ltd., we currently market and sell SP34E(TM) in Japan, Australia, New Zealand and other Pacific Rim countries. Significant use data has been developed for this product, the results of which have consistently shown that SP34E(TM) is an acceptable near "DROP-IN" replacement for CFC-R-12 in mineral oil based refrigerant applications. SP34E(TM) generally does not require replacement of mechanical components or removal of mineral oils that are found in older refrigeration systems. This product may be used in domestic, automotive, residential, commercial and transport refrigeration and air conditioning systems as an alternative to CFC-R-12 (Freon) and other fluorinated refrigerants. In Australia, SP-AUTO, a specific version of SP34E(TM), has been developed specifically for the automotive segment of the market. This product has an ultraviolet dye blended into the product for easy leak detection. SP34E(TM) has been listed by the U.S. Environmental Protection Agency under its Significant New Alternatives Program ("SNAP"), as an acceptable alternative to ozone-depleting substances.

SUPPLIERS

SOLTRON(R). SOLTRON(R) consists of natural organic enzymes mixed with low odor base solvent. The enzyme concentrate used in the manufacture of SOLTRON(R) is produced exclusively by Neway Japan K.K. of Tokyo, Japan and supplied to us through our licensing agreement with Dominion Capital. Neway Japan K.K. has indicated that it will be able to supply the enzyme concentrate in sufficient quantities to meet our anticipated needs. Low odor base solvent is readily available through numerous local suppliers. We contract on a specific order basis with third parties to blend and bottle this product. We do not have any long-term contracts for our blending and bottling, but believe these services are readily available. We have also developed our own proprietary bottle design for retail packaging.

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

SOLTRON(R). The fuel market may be divided into distinct groups such as gasoline, diesel and bunker fuel users. These groups can be further subdivided into distinct user segments, such as commercial transport fleets, government fleets, marine transport fleets, retail and industrial distribution. We believe that SOLTRON(R) is able to benefit fuel consumers in all of these markets.

The United States Environmental Protection Agency ("EPA") designated a number of "NON-ATTAINMENT ZONES" in areas with severe emission problems, resulting in certain fleet operators being forced to test or to start using alternative fuels such as biodiesel, ethanol, propane or natural gas. New regulations continue to be imposed to regulate fuel specifications and exhaust emissions. We believe that this increased regulation will create opportunities for consumer acceptance of SOLTRON(R). We are currently focusing on all North American markets, as well as developing a global marketing plan to exploit opportunities in international territories that use lower grade fuels that can better benefit from SOLTRON(R) and where higher fuel prices better reflect the economies of SOLTRON(R)'S use.

We are currently utilizing distributors, oil marketers, independent sales representatives and direct sales activities to provide a focused marketing effort, which we believe will expose SOLTRON(R) directly to prospective customers. We employ a national sales manager who develops and services distributors and independent sales representatives throughout the United States, Canada and Mexico. We also utilize other traditional distribution channels including a Web site and resale distribution through retail chains such as NAPA. In addition, through private labeling arrangements, we also sell SOLTRON(R) through Ocean Bio-Chem, Inc. (dba Starbrite) under the brand name "Startron," and through Xtra Export Trade under the brand name "XBee," throughout all of the European Union countries.

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

We are not currently marketing SP34E(TM) in North America, and are in the process of formulating a marketing plan to reintroduce the product in the United States, and our subsidiary, Virtual Technologies (Australia) Pty Ltd. ("VIRTUAL TECHNOLOGIES"), is responsible for marketing and sales of SP34E(TM) and related refrigerant gases worldwide. In Australia and New Zealand, SP34E(TM) is produced and sold pursuant to a licensing agreement with A-Gas (Australia) Pty Ltd. ("A-GAS"). Pursuant to that agreement, dated November 28, 2002, Virtual

Technologies granted A-Gas the license to the SP34E(TM) formulation and brand name, together with exclusive manufacturing and distribution rights for SP34E(TM) in Australia and New Zealand. Also pursuant to the agreement, Virtual Technologies leased certain plant and equipment necessary for the production of SP34E(TM) to A-Gas. In return, A-Gas pays Virtual Technologies a royalty of $4.75 per kilogram of SP34E(TM) sold, with such royalties being paid on a monthly basis. The initial term of the agreement is five years and automatically renews for successive three-year periods unless terminated by one of the parties.

PRODUCT RIGHTS AGREEMENTS

SOLTRON(R). In 1996, we acquired the exclusive rights to produce, market and distribute SOLTRON(R) in North America through an agreement with Dominion Capital in consideration for 5,000,000 shares of our common stock and the grant of certain options and payment of cash consideration upon meeting certain sales levels. The agreement was amended in 1997 and had a five-year term that was renewable at our option for an additional five-year term. On February 20, 2003, we acquired the exclusive worldwide manufacturing, distribution, marketing and sales rights to SOLTRON(R) pursuant to an Acquisition Agreement with Dominion Capital, under which we issued 9,000,000 shares of our restricted common stock. Under that agreement, we obtained exclusive rights to SOLTRON(R) for a period of twenty years, with an option to renew for an additional twenty years, subject to termination for good cause.

SP34E(TM). In June 1998, we acquired the exclusive rights to produce, market and distribute SP34E(TM) in North America through an agreement with Dominion Capital in consideration for 6,000,000 shares of our common stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram (subsequently amended to 2.5% of gross sales) of SP34E(TM) that we sell. The term of the agreement commenced on July 1, 2000, continues for five years and is renewable for an additional five years at our option. On January 31, 2003, we acquired the outstanding shares of Virtual Technologies for 6,000,000 shares of our restricted common stock. As a result of this acquisition, we gained the exclusive, worldwide manufacturing, distribution, marketing and sales rights to SP34E(TM) and the related refrigerant gas products, SP22E-A, SP22E-B and SP22E-C. As discussed above under "MARKETING STRATEGIES," Virtual Technologies has licensed SP34E(TM) and granted exclusive manufacturing and distribution rights in Australia and New Zealand to A-Gas.

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

Some products already in the marketplace that may compete directly with SOLTRON(R) include STP(R) Gas Treatment, STP(R) Diesel Treatment and STP(R) Smoke Treatment (all produced by First Brands Corporation), Lucas Oil Fuel Treatment (produced by Lucas Oil Products, Inc.), Slick 50(R) (produced by Slick 50 Products Corporation), Valvtect(R) Dieselguard (produced by Valvtect Petroleum Products Corp.) and Fuelon(R) (produced by Fuelon International, Inc.). These fuel additives make similar claims of performance benefits but are based upon older conventional chemical technologies. We believe SOLTRON(R) is the only enzyme-based fuel technology currently on the market, and we believe it offers a greater range of benefits at a lower cost than our competitor's conventional chemical additives. Based on SOLTRON(R)'S penetration in the West Coast recreational marine industry, we believe we can differentiate SOLTRON(R) from our competitors' products, successfully compete with them and penetrate additional fuel additive markets. See "DESCRIPTION OF BUSINESS-PRODUCTS" above.

With  respect  to  SP34E(TM),   we  will  compete  with  numerous  national  and
international companies that produce refrigerants and blended alternatives, including DuPont(R), Elf Autochem, Imperial Chemical Industries and Allied Signal, among others. Certain of our competitors' products contain HCFCs, the production of which is scheduled to be phased out. With respect to other products containing HFCs, SP34E(TM) may be used in existing R-12 mineral oil based systems with less costly conversions of such systems. We believe that the regulatory ban and phase-out of certain refrigerants combined with the environmentally safe characteristics and product utility of SP34E(TM) will allow us to compete successfully in the refrigerant market. However, there can be no assurance that we will be able to successfully market SP34E(TM) as a viable alternative to the refrigerants that currently enjoy widespread market acceptance. We are not currently marketing SP34E(TM) in the United States, but our subsidiary, Virtual Technologies, is developing a plan for marketing SP34E(TM) throughout the world, including in the United States.

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

EMPLOYEES

At March 31, 2004, we employed two full time personnel, including one administrative and one sales personnel. Our employees are not covered by any collective bargaining agreements and we consider our relationship with our employees to be good. Virtual Technologies has two employees.

FACTORS AFFECTING FUTURE PERFORMANCE

LIMITED OPERATING HISTORY. Our current operations have been implemented since November 1996, but our business plan has not yet been fully implemented. Accordingly, we have only a limited operating history with respect to the distribution and marketing of SOLTRON(R) and, through Virtual Technologies, we are formulating a new marketing plan for SP34E(TM) in the United States and elsewhere throughout the world.

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

NEED TO DEVELOP SALES AND PRODUCT AWARENESS. Establishment of a distribution network sufficient to create and supply customer demand for SOLTRON(R) will be critical to our future success. We anticipate developing this network primarily through distributors with established distribution channels in the fuel, oil chemical and automotive aftermarket industries. We unsuccessfully attempted to establish the distribution of SP34E(TM) through a company with a national network. However, the refrigerant market is highly competitive and acceptance of our product will require substantial additional time and marketing efforts. Numerous factors, including lack of sufficient inventory or capital, or failure of our products to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties we will face in establishing an efficient distribution network for our products. While we intend to engage qualified personnel to assist in establishing our distribution network, no assurance can be given that our products will be accepted by industrial or retail consumers, that a satisfactory distribution network can be established or that our operations will ever be profitable.

UNCERTAINTY OF MARKET ACCEPTANCE OF PRODUCTS, LIMITED MARKETING EXPERIENCE. We are still in the early stages of marketing SOLTRON(R) and SP34E(TM). As is typical with new products, demand and market acceptance for our products is subject to a high degree of uncertainty. Achieving widespread market acceptance for our products will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of our products. The prospects for our product line will be largely dependent upon our ability to achieve market penetration, which will require significant efforts on our part to create awareness of and demand for our products. Our ability to build our customer base will depend in large part on our ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that our products will achieve widespread market acceptance or that our marketing efforts will result in future profitable operations.

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

SUPPLY, CAPACITY AND DISTRIBUTION CONSTRAINTS. To successfully market our products, we must be able to fill orders promptly for our shipment. Our ability to meet our supply requirements promptly will depend on numerous factors including our ability to establish successfully an effective distribution network and to maintain adequate inventories. The ability of our sole supplier of the SOLTRON(R) enzyme to adequately produce the enzymes needed to produce SOLTRON(R) in volumes sufficient to meet demand will also affect our ability to produce this product. Failure to adequately supply products to distributors and retailers or of any of our suppliers to produce sufficient materials to meet our demand would materially adversely impact our operations.

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

PRODUCT ACQUISITION AGREEMENT. We own the worldwide rights to manufacture and distribute SOLTRON(R) and SP34E(TM), as well as the process, formulae and other proprietary rights related to such products, pursuant to product acquisition agreements with Dominion Capital. Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations.

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

CONTROL BY EXISTING SHAREHOLDERS/FOREIGN SHAREHOLDERS. Our principal shareholder, formerly Dominion Capital, and now Australian Agricultural Management Pty Ltd., and its affiliates own or control a substantial block of our outstanding common stock. Accordingly, these shareholders, acting together, would be able to effectively control matters requiring approval by our shareholders, including the election of our board of directors and approval of certain significant transactions. Dominion Capital and Australian Agriculture Management Pty Ltd. are domiciled in Australia and if we, or our shareholders, were to bring legal action against it, its domicile in a foreign country may prevent it from being subject to jurisdiction of a United States court. While we or our shareholders may be able to proceed against these entities in an Australian court, such actions may be prohibitively expensive and an Australian court may not recognize claims or provide remedies similar to those available in United States courts.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease our corporate offices and warehouse space in San Pedro, California pursuant to a month-to-month leases, for which we pay rent of $1,050 per month.

ITEM 3. LEGAL PROCEEDINGS

In the past we have been involved in various legal proceedings arising in the normal course of business. The ultimate outcome of these various legal proceedings had no material effect on our financial position, results of operation or liquidity. There are no legal proceedings pending, or to our knowledge, threatened, that we expect to have any material impact on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 MARKET AND SHAREHOLDER INFORMATION

Our common stock is traded on the Bulletin Board Pink Sheets under the symbol "SLPW.PK." The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the Bulletin Board Pink Sheets for the fiscal years indicated. On March 31, 2004, there were approximately 400 beneficial holders of our common stock.

     Fiscal Year        Quarter Ended               High              Low
     -----------        -------------               ----              ---

     2003............June 30, 2002..................$0.10............$0.05
                     September 30, 2002.............$0.09............$0.001
                     December 31, 2002..............$0.08............$0.001
                     March 31, 2003.................$0.10............$0.01

     2004............June 30, 2003..................$0.08............$0.01
                     September 30, 2003.............$0.08............$0.01
                     December 31, 2003..............$0.15............$0.03
                     March 31, 2004.................$0.12............$0.001

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

RECENT UNREGISTERED STOCK ISSUANCES

On September 22, 2003, we issued 1,000,000 restricted shares of common stock to Matthew Cohen, our General Manager of Marketing and Technical Services, as compensation for services. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On September 22, 2003, we issued 500,000 restricted shares of common shares to Fraser Moffat III as compensation for his services as a director. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On September 22, 2003, we issued 100,000 restricted shares of common stock to Steven Bagby, an independent contractor, as compensation for services. The shares were issued in reliance on exemption from registration provided by
Section 4(2) of the Securities Act.

On September 22, 2003, we issued 100,000 restricted shares of common stock to Kevin Delaney, an independent contractor, as compensation for services. The shares were issued in reliance on exemption from registration provided by
Section 4(2) of the Securities Act.

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

INTRODUCTION

Although we continue to report significant losses, the current trend of increasing SOLTRON(R) product sales, together with the consolidation of income from our wholly-owned subsidiary, Virtual Technologies Pty Ltd., gives us an expectation that we will continue to reduce our operating losses. Virtual Technologies will determine a plan of action and marketing implementation for the SP34E(TM) product line for the fiscal year 2005. Because of limited operating capital, we anticipate no material increase in sales in these product lines in fiscal year 2005. During the year ended March 31, 2004, management continued to reduce operating overhead and maintain operational efficiency with a minimum of administrative overhead. We currently are concentrating our focus on the SOLTRON(R) product line by identifying additional distributors and developing direct sales activities in new markets such as international sales, bulk users, small generation power plants and commercial uses in metropolitan city fleets. Virtual Technologies concentrates its efforts on SP34E(TM) sales in Australia and new international markets.

During our  fiscal  years  ended  March 31,  2004 and 2003,  we have been in the middle stages of being a development company, seeking to ascertain the appropriate mix of products for future marketing and distribution. We began to explore distribution and marketing of our products through established distributors, both wholesale and retail. Through this methodology we attempted to cut costs, increase revenue and increase profits. Although total revenues may decrease initially as a result of utilizing distributors, we believe our revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate the markets and sell to end users of our products.

We intend to seek listing on the OTC Bulletin Board, which may provide a better ability to attract investors. We are in process of completing our Securities Act filings to enable our listing for trading on the OTC Bulletin Board. We intend to raise capital to provide cash flow and to expand our present business segments. We also have outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003

Consolidated revenues for the year ended March 31, 2004 were $689,588 as compared to $951,195 for the year ended March 31, 2003. The decrease in revenues of $261,607 was mainly attributable to decreased SOLTRON(R) sales amounting to $562,317 in the United States. This decrease was offset by an increase in the SP34E(TM) sales from our wholly-owned subsidiary amounting to $300,710. The year ended March 31, 2003 includes revenues of our wholly-owned subsidiary for the period February 1, 2003 to March 31, 2003 which amounted to $64,593.

Consolidated gross profit rose from 49.9% for the year ended March 31, 2003 to 61.7% for the year ended March 31, 2004. This increased consolidated gross profit percentage of 12% is mainly due to a higher gross profit margin attained on the SP34E(TM) revenue and the gross revenue from this segment represented 53% of total gross revenue for the year ended September 30, 2004 as compared to 7% for the year ended September 30, 2003. The gross profit percentage on SOLTRON(R) revenues for the current year ended increased 8.8% from 48.5% for the prior year ended to 57.3% for the current year ended. The increase in the SOLTRON(R) gross profit is mainly attributable to the elimination of the production overhead at the Phoenix, Arizona location. The total gross profit earned for the year ended March 31, 2004 decreased $48,982 to $425,334 as compared to $474,316 for the year ended March 31, 2003. This decrease is attributable to the decrease in sales of the SOLTRON(R) segment.

Consolidated general and administrative costs for the year ended March 31, 2004 were $885,949 as compared to $574,365 for the same period ended March 31, 2003, or an increase of $311,584. This increase is mainly attributable to inclusion of general and administrative expenses of our wholly-owned subsidiary for the full year ended March 31, 2004, which amounted to $228,171 and for the period

February 1, 2003 to March 31, 2003 for the previous year, which amounted to $37,746. The increase also was comprised of a $119,700 charge that resulted from the impairment of an intangible asset (SOLTRON(R) marketing rights) that was written off at March 31, 2004.

For the year ended March 31, 2004, we incurred a net operating loss of $485,296 or $0.01 per share compared to a net loss of $112,021 or $0.00 per share for the year ended March 31, 2003. These losses contributed to the decrease in net cash provided by operating activities of $39,377 for the year ended March 31, 2003 and the increase in utilization to $220,777 for the year ended March 31, 2004.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on SOLTRON(R)'s commercial activities for the ensuing year as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

Product sales did provide sufficient working capital to fund our operations during the period ended March 31, 2004. Operations utilized $220,777 of cash during this period. Additional liquidity was provided by the sale of common stock, financing notes payable for equipment and advances from a major customer. During this same period for the previous reporting period, $39,377 was mainly provided by operations mainly from proceeds from notes payable, common stock sales and the sale of equipment. As of March 31, 2004, we had no commitments for capital expenditures

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Report of Independent Registered Public Accounting Firm.....................17

Consolidated Balance Sheets at March 31, 2004 and 2003......................18

Consolidated Statements of Operations for the Years Ended
March 31, 2004 and 2003.....................................................19

Consolidated Statements of Comprehensive Loss for the Years Ended
March 31, 2004 and 2003.....................................................20

Consolidated Statements of Stockholders' Equity for the Years Ended
March 31, 2004 and 2003.....................................................21

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2004 and 2003.....................................................22

Notes to the March 31, 2004 and 2003 Consolidated Financial Statements......23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Solpower Corporation

We have audited the accompanying consolidated balance sheets of Solpower Corporation and Subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation and Subsidiaries at March 31, 2004 and 2003, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ Semple & Cooper, LLP
Phoenix, Arizona
February 28, 2005

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                                                          2004                   2003
                                                                      ------------           ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                           $     96,487           $     71,790
  Accounts receivable                                                      142,379                 60,641
  Inventory                                                                131,045                 87,346
  Prepaid expenses                                                           5,030                  6,440
                                                                      ------------           ------------
      Total Current Assets                                                 374,941                226,217

Property & Equipment, net                                                   63,081                 54,250

Other Assets:
  Marketing licenses, net of amortization                                       --                119,700
  Receivables from related parties                                              --                 25,666
  Goodwill                                                                  75,291                 75,291
                                                                      ------------           ------------
      Total Assets                                                    $    513,313           $    501,124
                                                                      ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of long-term debt                                   $     31,622           $     19,513
  Vendor advances                                                          351,030                 78,263
  Accounts payable - trade                                                 347,801                285,488
  Accounts payable - related parties                                       267,716                216,197
  Accrued interest - related party                                          30,800                  7,167
  Accrued expenses                                                         169,436                148,961
                                                                      ------------           ------------
      Total Current Liabilities                                          1,198,405                755,589

Long-Term Liabilities:
  Notes payable, less current portion                                       12,267                 34,818
  Loans payable to related party                                           471,365                471,365
                                                                      ------------           ------------
      Total Liabilities                                                  1,682,037              1,261,772
                                                                      ------------           ------------

Commitments and Contingencies                                                   --                     --

Stockholders' Deficit:
  Preferred stock; $0.001 par value, 5,000,000 shares authorized;
   issued and outstanding, none                                                 --                     --
  Common stock; $0.01 par value, 100,000,000 shares authorized;
   issued and outstanding 50,912,127 and 49,212,127, respectively          509,122                492,122
  Additional paid-in capital                                            10,764,858             10,712,158
  Common stock subscribed                                                    5,000                     --
  Accumulated deficit                                                  (12,450,412)           (11,965,116)
  Foreign currency translation adjustment                                    2,708                    188
                                                                      ------------           ------------
      Total Stockholders' Deficit                                       (1,168,724)              (760,648)
                                                                      ------------           ------------
      Total Liabilities and Stockholders' Deficit                     $    513,313           $    501,124
                                                                      ============           ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                  2004                 2003
                                              ------------         ------------

Net Revenues                                  $    689,588         $    951,195

Cost of Revenues                                   264,254              476,879
                                              ------------         ------------

Gross Profit                                       425,334              474,316

Expenses
  General and administrative                       766,249              568,891
  Impairment of intangible asset                   119,700                5,474
                                              ------------         ------------
Operating Loss                                    (460,615)            (100,049)
                                              ------------         ------------

Other Income (Expense):
  Interest income                                        1                  804
  Loss on disposition of fixed assets                   --               (3,752)
  Interest expense                                 (29,780)             (37,854)
  Relief of debt                                     9,685               31,098
                                              ------------         ------------
      Total Other Income (Expense)                 (20,094)              (9,704)
                                              ------------         ------------

Net Loss Before Provision for Income Taxes        (480,709)            (109,753)

Provision for Income Taxes - Subsidiary             (4,587)              (2,268)
                                              ------------         ------------

Net Loss                                      $   (485,296)        $   (112,021)
                                              ============         ============

Basic and Diluted Loss Per Share:             $       0.01         $         --
                                              ============         ============
Weighted Average Number
 of Common Shares Outstanding                   50,103,930           36,114,845
                                              ============         ============

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                     2004                2003
                                                  ---------           ---------

Net Loss                                          $(485,296)          $(112,021)

Other Comprehensive Income (Loss), Net of Tax:
  Foreign currency translation adjustment             2,520                 188
                                                  ---------           ---------

Comprehensive Loss                                $(482,776)          $(111,833)
                                                  =========           =========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                                            Additional        Common
                                                                 Common Stock                Paid In          Stock
                                                            Shares          Amount           Capital        Subscribed
                                                            ------          ------           -------        ----------
Balance, March 31, 2002                                  33,231,919        $332,320        $10,611,689        $   --
Common stock issued for compensation and services           280,000           2,800              8,750            --
Conversion of liabilities to common stock                   400,208           4,002             30,219            --
Common stock sold by exercise of call options               300,000           3,000             12,000            --
Purchase of subsidiary with common stock                  6,000,000          60,000             19,800            --
Purchase of marketing rights with common stock            9,000,000          90,000             29,700            --
Increase in cumulative translation account                       --              --                 --            --
Loss, year ended March 31, 2003                                  --              --                 --            --
                                                         ----------        --------        -----------        ------

Balance, March 31, 2003                                  49,212,127         492,122         10,712,158            --

Shares issued for marketing/consulting services           1,700,000          17,000             52,700            --
Stock subscriptions received                                     --              --                 --         5,000
Change in translation account                                    --              --                 --            --
Loss, year ended March 31, 2004                                  --              --                 --            --
                                                         ----------        --------        -----------        ------

Balance, March 31, 2004                                  50,912,127        $509,122        $10,764,858        $5,000
                                                         ==========        ========        ===========        ======

                                                                            Cumulative
                                                          Accumulated       Translation
                                                            Deficit           Account           Total
                                                            -------           -------           -----
Balance, March 31, 2002                                  $(11,853,095)        $   --        $  (909,086)
Common stock issued for compensation and services                  --             --             11,550
Conversion of liabilities to common stock                          --             --             34,221
Common stock sold by exercise of call options                      --             --             15,000
Purchase of subsidiary with common stock                           --             --             79,800
Purchase of marketing rights with common stock                     --             --            119,700
Increase in cumulative translation account                         --            188                188
Loss, year ended March 31, 2003                              (112,021)            --           (112,021)
                                                         ------------         ------        -----------

Balance, March 31, 2003                                   (11,965,116)           188           (760,648)

Shares issued for marketing/consulting services                    --             --             69,700
Stock subscriptions received                                       --             --              5,000
Change in translation account                                      --          2,520              2,520
Loss, year ended March 31, 2004                              (485,296)            --           (485,296)
                                                         ------------         ------        -----------

Balance, March 31, 2004                                  $(12,450,412)        $2,708        $(1,168,724)
                                                         ============         ======        ===========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                       2004                2003
                                                                    ---------           ---------
Cash Flows From Operating Activities:
  Net loss                                                          $(485,296)          $(112,021)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Impairment of intangible asset                                   119,700               5,474
     Depreciation and amortization                                     13,020              87,890
     Non-cash transactions                                             92,584             (19,548)
     Change in cumulative translation account                           2,520                 188
     Net loss (gain) on sale of assets                                     --               3,752
     Changes in operating assets and liabilities:
       Accounts receivable                                            (87,112)             68,360
       Prepaid expenses                                                 1,410               1,339
       Inventory                                                      (43,699)            (62,951)
       Receivable from related parties                                 (1,529)               (707)
       Accounts payable - trade                                        71,998             (21,298)
                      - related parties                                51,519              66,532
       Customer deposits                                                   --             (50,160)
       Accrued expenses                                                20,475              39,878
       Accrued interest - related parties                              23,633              32,649
                                                                    ---------           ---------
          Net Cash Provided (Used) by Operating Activities           (220,777)             39,377
                                                                    ---------           ---------
Cash Flows from Investing Activities:
  Cash acquired in acquisition                                             --              25,026
  Capital expenditures                                                (21,851)            (17,172)
  Proceeds from sale of equipment                                          --              22,950
                                                                    ---------           ---------
          Net Cash Provided (Used) by Investing Activities            (21,851)             30,804
                                                                    ---------           ---------
Cash Flows From Financing Activities:
  Proceeds from sale of common stock, warrants, and option                 --              15,000
  Proceeds from stock subscriptions                                     5,000                  --
  Increase in installment notes payable                                20,142              17,413
  Net customer increases (payments) on advances                       272,767             (31,737)
  Payments on installment notes payable                               (30,584)             (2,610)
                                                                    ---------           ---------
          Net Cash Provided (Used) by Financing Activities            267,325              (1,934)
                                                                    ---------           ---------

Increase in Cash and Cash Equivalents                                  24,697              68,247
Cash and Cash Equivalents, Beginning of Year                           71,790               3,543
                                                                    ---------           ---------
Cash and Cash Equivalents, End of Year                              $  96,487           $  71,790
                                                                    =========           =========

               The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements

                              SOLPOWER CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                  2004                2003
                                                               ----------          ---------
SUPPLEMENTAL INFORMATION:
Cash Paid for:
  Interest                                                     $       --          $      --
                                                               ==========          =========

  Income taxes                                                 $       --          $      --
                                                               ==========          =========
Non-cash Investing and Financing:
  Purchase of subsidiary with common stock                     $       --          $  79,800
                                                               ==========          =========
  Issuance of common stock for conversion of debt              $       --          $  34,221
                                                               ==========          =========
  Purchase of world marketing rights for common stock          $       --          $ 119,700
                                                               ==========          =========
  Issuance of common stock for compensation                    $   69,700          $  11,550
                                                               ==========          =========
  Relief of debt                                               $   (9,685)         $ (31,098)
                                                               ==========          =========
  Write off receivables from related parties                   $   32,569          $      --
                                                               ==========          =========

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

NATURE OF OPERATIONS

The principal business purpose of the Company is the sales and distribution of SOLTRON(R), a fuel enhancing product and SP34ETM, a replacement refrigerant, and other environmentally friendly products throughout the world.

The Company has the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SOLTRON(R), a fuel-enhancing product and to SP34ETM, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products.

ACQUISITIONS

During  the  year  ended  March  31,  2003,  the  Company  acquired  100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SP34ETM, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products.

During the year ended March 31, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) by the issuance of 9,000,000 restricted shares of its common stock. These rights include the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, SOLTRON(R), a fuel-enhancing product. In the year ended March 31, 2004, the value of these rights was deemed impaired and the costs associated with these rights were written off. (See Impairment of Long-Lived Assets)

DISCONTINUANCE OF KLEAN

During the year ended March 31, 2003, the Company discontinued its KLEAN line of products and wrote-off the unamortized balance of $5,474 related to the acquisition of this product line. The write off is presented in the Consolidated Statements of Operations as impairment of intangible asset for the year ended March 31, 2003.

GOING CONCERN AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2004, which have resulted in a deficiency in working capital of approximately $823,000 and an accumulated deficit of approximately $12,450,000 as of March 31, 2004. (See Note 10)

During the year ended March 31, 2003, the management continued to downsize the operation to a minimum and reduce operating overhead. In September 2002, the Company did not renew its Phoenix lease at its production facility, eliminated the plant and administrative staff and negotiated a favorable outsource program for the production of the Company's SOLTRON(R) product line.

During our fiscal years ended March 31, 2004 and 2003, the Company has been in the middle stages as a development company seeking to find the right mix of products for future marketing and distribution. The Company has begun to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits. Although sales may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of these products.

The Company will seek to list its stock for trading on the OTC Bulletin Board, which may give the Company a better ability to attract investors. The Company intends to raise capital to provide cash flow and to expand it present business segments. Also, the Company has outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

                         SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated balance sheets of the Company at March 31, 2004 and 2003 includes the accounts of Solpower Corporation and Virtual Technologies Pty Ltd (Australia) ("VIRTUAL"), a wholly-owned Australian subsidiary. The consolidated statement of operations for the year ended March 31, 2003 includes the activity of Solpower Corporation for the entire year and the activity of Virtual from January 31, 2003, the date of acquisition, through March 31, 2003. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. At March 31, 2004 and 2003 an allowance has been provided for uncollectible accounts receivable in the amounts of $-0- and $-0-, respectively. The Company does not have a formal policy to charge interest on late payments of receivable amounts.

CONCENTRATION OF CREDIT RISK

The Company sells its products and extends credit to various customers based upon their financial condition. Exposure to losses on accounts receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for potential losses when required.

During the current and prior fiscal years, one customer accounted for 76% and 88% of the Company revenues, respectively. The customer referred to is a major distributor of SOLTRON(R) product.

INVENTORY

Inventory at March 31, 2004 and 2003 consists of the SOLTRON(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Estimated useful lives of the assets are as follows:

     Computer and Office Equipment                        5 years
     Furniture                                          5-7 years
     Vehicles                                             5 years
     Plant Equipment                                    5-7 years
     Leasehold Improvements                 5 years or lease term

RESEARCH AND DEVELOPMENT COSTS

All research and development costs, with the exception of capital expenditures, are expensed in the period incurred. Capital expenditures incurred for research and development activities are included in fixed assets. The Company had no research and development for the years ended March 31, 2004 and 2003.

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

During the year ended March 31, 2004, management determined that the costs associated with the marketing licenses for SOLTRON(R) became impaired when sales for this product line decreased substantially for the year ended March 31, 2004, as compared to the sales for the previous year ended. Accordingly, the Company wrote-off the balance associated with this license at March 31, 2004. The provision for impairment of this license amounted to $119,700 for the year ended March 31, 2004.

GOODWILL

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired. On an ongoing basis, management reviews the valuation of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows. The subsidiary with which this asset is associated with at March 31, 2004 was purchased on January 31, 2003 and in management's opinion there is no impairment of the fair value at March 31, 2004.

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

Scientific research and development investment tax credits are recorded on a project by project basis in the period when the Company has determined the related research and development expenditures qualify for the tax incentives. The Company had no such expenditures for the years ended March 31, 2004 and 2003.

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

BASIC LOSS PER COMMON SHARE

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2004 and 2003 diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At March 31, 2004, stock options representing 600,000 common shares were outstanding with excise prices ranging between $0.25 and $1.00. The weighted average exercise price for outstanding options was $0.88. At March 31, 2004, stock warrants representing 1,567,500 common shares were outstanding with an exercise price at $0.20.

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

                                                        Year Ended March 31,
                                                       2004             2003
                                                    -----------      -----------
                                                    (Unaudited)      (Unaudited)

Net loss, as reported                               $  (485,296)      $(112,021)
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                  --              --
                                                    -----------       ---------

Pro forma net loss                                  $  (485,296)      $(112,021)
                                                    ===========       =========
Loss per share:
  Net loss per share, as reported                   $     (0.01)      $      --
                                                    ===========       =========
    Net loss per share, pro forma                   $     (0.01)      $      --
                                                    ===========       =========

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Accounting for Stock-Based Compensation." The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers, the revisions to SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after December 15, 2005. Management has not yet determined the effects of adopting this statement on the Company's financial position or results of operations.

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following at March 31, 2004 and 2003:

                                                   2004                  2003
                                                ---------             ---------

Furniture and Fixtures                          $   3,181             $   1,586
Computer and Office Equipment                      22,350                22,350
Plant Equipment                                    76,216                55,960
                                                ---------             ---------
                                                  101,747                79,896
Less: Accumulated Depreciation                    (38,666)              (25,646)
                                                ---------             ---------

                                                $  63,081             $  54,250
                                                =========             =========

Depreciation expense charged to operations for the years ended March 31, 2004 and 2003, was $13,020 and $82,270, respectively.

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

On June 17,  1998,  the Company  acquired  the  exclusive  sales,  distribution, marketing and manufacturing rights to the Solpower product, SP34ETM (a refrigerant) encompassing the North American Market (United States, Mexico and Canada), in exchange for the issuance of 6,000,000 shares of common stock valued at $2,400,000. The contract is for a period of five years, and pursuant to an addendum to the agreement, the term of the agreement shall commence on the Company achieving ratable sales of SP34ETM and in no event later than July 1, 2000. The Company was amortizing these marketing rights over the period of contract.

During the year ended March 31, 2002, management determined that the costs associated with the marketing licenses for SP34ETM became impaired when the Company sold its 50% interest in its subsidiary, which manufactured the SP34ETM for the Company. Accordingly, the Company wrote off the balance associated with these rights at March 31, 2002.

The Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd on January 31, 2003. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company with a valuation of $79,800. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SP34ETM, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products.

On February 20, 2003, the Company acquired the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SOLTRON(R) product. This purchase was made by the issuance of 9,000,000 shares of restricted common stock of the Company with a valuation of $119,700. During the year ended March 31, 2004, management determined that the costs associated with the marketing licenses for SOLTRON(R) became impaired when sales for this product line decreased substantially for the year ended March 31, 2004, as compared to the sales for the previous year ended. Accordingly, the Company wrote-off the $119,700 associated with this license at March 31, 2004.

Amortization charged to operations for marketing licenses for each of the years ended March 31, 2004 and 2003 was $-0- and $-0-, respectively.

--------------------------------------------------------------------------------
                                     NOTE 4
                                   COMMITMENTS
--------------------------------------------------------------------------------

OPERATING LEASES

The Company did not renew their operating lease in September 2002 on their warehouse and production facility in Phoenix, Arizona, as part of their cost reduction program.

During the year ended March 31, 2002, the Company leased two vehicles under thirty-six month lease agreements. The monthly rental obligation under these agreements was $965 and the obligations expired during the fiscal year ended March 31, 2004.

The Company currently has no minimum future rental payments for non-cancelable operating leases.

The Company currently leases office and warehouse space in San Pedro, California on a month to month basis at $1,050 per month.

Lease expense charged to operations for the years ended March 31, 2004 and 2003, was $31,363 and $72,914, respectively.

CONVERTIBLE PROMISSORY NOTE

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note was to mature on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the

Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 are to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of March 31, 2004, no payments have been made on this obligation. The Company is currently in negotiations with Australian Agriculture Management Pty Ltd. to extend the maturity of this note or to convert it into common shares.

OTHER COMMITMENTS

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

Since April 1, 2003, Mr. Hirst has been working as an at-will employee and no formal employment agreement is in place currently. The agreement for the year ended March 31, 2004 provided for a base salary of $120,000 per annum, along with automobile, medical and relocation expense reimbursement. Mr. Hirst has been accruing part of his salary in order to minimize monthly cash outlay by the Company and reduced his salary to $72,000 per annum effective April 1, 2004.

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

At March 31, 2004 and 2003, deferred tax assets on United States reported losses consist of the following:

                                                 2004                  2003
                                             -----------           -----------

     Net operating loss carry-forwards       $ 1,576,000           $ 1,616,000
     Less: valuation allowance                (1,576,000)           (1,616,000)
                                             -----------           -----------

                                             $        --           $        --
                                             ===========           ===========

At March 31, 2004 and 2003, the Company had United States federal net operating loss carry-forwards in the approximate amount of $11,975,000 and $11,489,000, respectively, available to offset future taxable income expiring through 2024 and 2023, respectively. At March 31, 2004 and 2003, the Company had Arizona state net operating loss carry-forwards in the approximate amount of $7,563,000 and $9,316,000 respectively, available to offset future taxable income expiring through 2009 and 2008, respectively.

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

Virtual Technologies Pty Ltd., the wholly-owned Australian subsidiary, reports its income under Australia taxation regulations. The company has pre-tax operating income approximating $5,600 (US) and related accrued corporate taxes of approximately $4,600 (US) for the fiscal year ended March 31, 2004 and pre-tax operating income approximating $6,900 (US) and related accrued taxes approximating $2,300 (US) for the fiscal year ended March 31, 2003.

--------------------------------------------------------------------------------
                                     NOTE 7
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

CONVERTIBLE LOAN PAYABLE TO RELATED PARTY

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matures on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned, by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,812.87 are to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of March 31, 2004, no payments have been made on this obligation. The Company is currently in negotiations with Australian Agricultural Management Pty Ltd. to either extend the maturity of the note or convert it into common shares.

PURCHASE OF VIRTUAL TECHNOLOGIES (AUSTRALIA) PTY LTD.

Effective January 31, 2003, the Company issued 6,000,000 shares of its unregistered, restricted Common Stock pursuant to the terms the Share Purchase and Sale Agreement with Virtual Technologies (Australia) Pty Ltd. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SP34E, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products.

PURCHASE OF SOLTRON(R) WORLDWIDE RIGHTS

On February 20, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) under the terms of the Acquisition Agreement, by the issuance of 9,000,000 restricted shares of its common stock to Dominion Capital Pty Ltd. This acquisition delivered the exclusive worldwide sales, distribution, marketing and manufacturing rights for the enzyme technologies for the product, SOLTRON(R), a fuel-enhancing product. The costs associated with these marketing rights were written off as of March 31, 2004 due to a determination that the value of these assets was impaired.

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

On September 22, 2003, the Company issued 1,700,000 restricted shares of common stock for services.

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

Effective January 31, 2003, the Company issued 6,000,000 shares of its unregistered, restricted common stock pursuant to the terms of the Share Purchase and Sale Agreement with Virtual Technologies (Australia) Pty Ltd. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the SP34E(TM), SP22E-A, SP22E-B and SP22E-C refrigerant gas products.

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

COMMON STOCK GRANTS

On April 1, 2000, subject to an employment agreement, a grant of 50,000 restricted common shares was made to James Hirst, Secretary/Treasurer. In addition, the employment agreement provides for a grant of 10,000 restricted shares of common stock at the first of each month, commencing May 1, 2000, during the term of Mr. Hirst's employment. Such shares are to be issued quarterly provided agreed upon performance requirements are fulfilled. On June 28, 2000, 70,000 restricted shares of common stock were issued to Mr. Hirst under this agreement. On each of November 16, 2000, and January 26, 2001, 30,000 restricted shares of common stock were issued to Mr. Hirst under this agreement. On March 27, 2001, the Company agreed to Mr. Hirst returning the 130,000 shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares be re-issued. Effective March 31, 2001 the stock grants to Mr. Hirst ceased. As of the balance sheet date, March 31, 2004 and 2003, the Company has recorded a liability for the value of the shares due Mr. Hirst that were returned.

STOCK WARRANTS

On December 20, 2000, the Company issued a warrant to Dominion Capital, Inc., a related party, to purchase 250,000 restricted shares of common stock at $0.40 per share and the warrant expired on December 31, 2002, unexercised.

On January 31, 2001, the Company commenced a private offering that contained provisions for warrants attached to the common share units sold. As of March 31, 2001, warrants to purchase 1,000,000 restricted shares of common stock at $0.20 per share were issued in relation to the offering. Additional common share units were sold under this offering during period April 1, 2001 through September 24, 2001 amounting to 567,500 and additional warrants were issued to purchase 567,500 restricted shares of common stock at $0.20 per share. Warrants issued under the offering originally expired on January 31, 2004 and the Board of Directors subsequently extended the expiration date to July 30, 2005.

A summary of total stock warrants outstanding is as follows:

                                                                Weighted
                                             Number of           Average
                                             Warrants         Exercise Price
                                             --------         --------------
     Outstanding at March 31, 2001           2,250,000             0.32

     Granted                                   567,500             0.20
     Forfeited                              (1,000,000)           (0.43)
                                            ----------
     Outstanding at March 31, 2002           1,817,500             0.23

     Granted                                        --               --
     Forfeited                                (250,000)           (0.40)
                                            ----------
     Outstanding at March 31, 2003           1,567,500             0.20

     Granted                                        --               --
     Forfeited                                      --               --
                                            ----------
     Outstanding at March 31, 2004           1,567,500           $ 0.20
                                            ==========

               Warrants Outstanding                    Warrants Exercisable
     -----------------------------------------        ------------------------
                                    Weighted
                                    Average
      Exercise                     Remaining
     Price Per      Number        Contractual           Number        Exercise
       Share       of Shares    Life (In Years)      Exercisable       Price
       -----       ---------    ---------------      -----------       -----
      $0.20       1,567,500           1.3             1,567,500        $0.20

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

On April 12, 2002, the Company issued a call option for the option to purchase 100,000 shares of restricted common stock at $0.05 per share. The option expires on October 12, 2003. On June 4, 2002 the call option was exercised.

INCENTIVE STOCK OPTION PLAN

The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan (the "PLAN"). Pursuant to the Plan, options to purchase shares of the Company's common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire up to ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 2004, there were 5,000,000 shares reserved for options to be granted under the Plan.

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

On May 28, 1998, the Company granted options under the Plan to certain directors at a purchase price for each share that, with the exception of the non-qualifying options, is equal to or greater than the fair market value of such stock as determined under the Plan as of this date. Mr. Fraser Moffat III was granted 350,000, 100,000 of which are non-qualifying, Mr. Naoya Yoshikawa was granted 100,000, Mr. Jerry Goddard was granted 100,000 and Mr. James H. Hirst was granted 100,000. The options may be exercised in whole or in part at any time after the vesting requirements with respect to any option shares has been achieved. The terms of such options shall commence as of May 28, 1998, and expire on May 28, 2003, or the termination as directors of the Company. On April 1, 2000, under the terms of an employment agreement with Mr. Hirst, the 100,000 options granted were canceled. On November 11, 2001, Mr. Goddard resigned as a member of the Board of Directors and the 100,000 options granted to Mr. Goddard were canceled. On February 4, 2003, Mr. Yoshikawa resigned as a member of the Board of Directors and the 100,000 options granted to Mr. Yoshikawa were canceled.

On January 4, 1999, R. L. "Beau" Van Deren, the corporate Secretary/Treasurer and a member of the Board of Directors was granted 400,000 options under the Plan. The terms of such options commenced on January 9, 1999 and expire on January 4, 2004 or the termination of employment of Mr. Van Deren. The terms are similar to those options granted to other members of the board of directors in 1998. On February 15, 2000, Mr. Van Deren resigned as corporate Secretary/Treasurer and as a member of the Board of Directors, however he continues to provide consulting services to the Company. Consequently 250,000 of the options granted to Mr. Van Deren were canceled and 150,000 options were retained. Mr. Van Deren's remaining 150,000 options expired on January 4, 2004.

On April 1, 2000, the Company entered into an employment agreement with Mr. James Hirst. The agreement provides for cancellation of all previously issued options and the issuance of 500,000 options at an exercise price of $1.00 per share, which expire April 7, 2006. The options vest based on minimum market price and reported gross revenue levels.

On August 24, 2000, the Company granted options to purchase 250,000 shares of the Company's common stock to Mr. James Flowers, President of Protocol Resource Management Inc. The options vest provided the grantee is an employee of the Corporation, its subsidiaries, and/or affiliates as of the date any vesting requirement is achieved for the Grantee's rights in the applicable option shares to vest. Upon the sale of Protocol to PICO Holdings, Inc., 150,000 of the options granted to Mr. Flowers were terminated effective March 31, 2002, and 100,000 had vested at the time of the sale. On June 29, 2002, Mr. Flowers' vested options expired unexercised.

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

The aforementioned options vest independently with respect to each grantee based upon two factors: (a) the minimum market price and (b) the minimum reported gross revenues being achieved as illustrated in the table:

                        Percent     Exercise     Market        Reported         Expiration
       Grantee          Amount        Price      Price      Gross Revenues         Date
       -------          -------       -----      -----      --------------         ----
Hirst                     20%        $1.00       $1.00       $1 million        April, 2006
                          20%        $1.00       $2.00       $2 million        April, 2006
                          20%        $1.00       $3.00       $3 million        April, 2006
                          20%        $1.00       $4.00       $4 million        April, 2006
                          20%        $1.00       $5.00       $5 million        April, 2006
Flowers                   20%        $ .55          --               --        June, 2002
                          20%        $ .55          --               --        June, 2002
Cohen, Glass,             100%       $0.25       $1.00       $1 million        September, 2004
Starita, Cesena &
Lambrechtsen
Moffat -
  Incentive               40%        $3.00       $3.00       $6 million        May, 2003
   Options                40%        $5.00       $5.00       $9 million        May, 2003
                          20%        $7.00       $7.00       $12 million       May, 2003
  Non-Qualifying
   Options               100%        $2.00       $2.00       $4 million        May, 2003
Yoshikawa                 50%        $3.00       $3.00       $6 million        February, 2003
                          50%        $7.00       $7.00       $12 million       February, 2003
Van Deren                100%        $1.30       $2.00       $6 million        January, 2004

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

A summary of the option activity is as follows:

                                                                     Weighted
                                              Number of              Average
                                               Options            Exercise Price
                                               -------            --------------
     Outstanding at March 31, 2001            2,700,000              $  2.53

     Granted                                    550,000              $  0.21
     Forfeited                                 (750,000)             $ (1.45)
                                             ----------

     Outstanding at March 31, 2002            2,500,000              $  2.35

     Granted                                    100,000              $  0.05
     Exercised                                 (300,000)             $ (0.05)
     Forfeited                               (1,200,000)             $ (3.14)
                                             ----------

     Outstanding at March 31, 2003            1,100,000              $  1.88

     Granted                                         --                   --
     Forfeited                                 (500,000)             $ (3.09)
                                             ----------

     Outstanding at March 31, 2004              600,000              $  0.88
                                             ==========

Additional information about outstanding options to purchase the Company's common stock as of March 31, 2004 is as follows:

              Options Outstanding                     Options Exercisable
   -------------------------------------------    ---------------------------
                                   Weighted
                                   Average                           Weighted
   Exercise                       Remaining                          Average
   Price Per     Number          Contractual         Number          Exercise
     Share      of Shares      Life (In Years)    Exercisable         Price
     -----      ---------      ---------------    -----------         -----
     $0.25       100,000               4                --            $0.25
     $1.00       500,000             2.0                --            $1.00
                 -------                            ------
                 600,000             1.7                --            $0.88
                 =======                            ======

The stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of any options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended March 31, 2004 and 2003 would have been as presented in the pro forma amounts in Note 1. No options were granted to employees for the years ended March 31, 2004 and 2003.

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

--------------------------------------------------------------------------------
                                     NOTE 10
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2004, which have resulted in a deficiency in working capital of approximately $823,000 as of March 31, 2004, and an accumulated deficit of approximately $12,450,000.

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

--------------------------------------------------------------------------------
                                     NOTE 11
                                SEGMENT REPORTING
--------------------------------------------------------------------------------

The following table is a summary of operations and other financial information by major segment:

FISCAL YEAR 2004                       Soltron(R)     SP34E(TM)     Consolidated
----------------                       ----------     ---------     ------------
Net Revenues                           $ 324,285      $ 365,303      $ 689,588
Cost of Revenues                         138,230        126,024        264,254
                                       ---------      ---------      ---------

Gross Profit                             186,055        239,279        425,334

General and Administrative Expenses      538,078        228,171        766,249
Impairment of intangible asset           119,700             --        119,700
                                       ---------      ---------      ---------

Segment Operating (Loss) Profit         (471,723)        11,108       (460,615)

Net Interest Expense                     (24,315)        (5,464)       (29,779)
Relief from Debt                           9,685             --          9,685
Income Taxes                                  --         (4,587)        (4,587)
                                       ---------      ---------      ---------

Net Segment (Loss) Profit              $(486,353)     $   1,057      $(485,296)
                                       =========      =========      =========
Accounts Receivable                    $  30,500      $ 111,879      $ 142,379
                                       =========      =========      =========

Inventory                              $ 131,045      $      --      $ 131,045
                                       =========      =========      =========

Total Assets                           $ 249,593      $ 263,720      $ 513,313
                                       =========      =========      =========

Capital Expenditures                   $      --      $  21,851      $  21,851
                                       =========      =========      =========

Depreciation and Amortization          $     532      $  12,488      $  13,020
                                       =========      =========      =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; AUDIT COMMITTEE FINANCIAL EXPERT; CODE OF ETHICS

(a) Directors and Executive Officers

The directors and executive officers of Solpower, their ages and positions are as follows:

     Name                              Age             Positions Held(1)
     ----                              ---             --------------
     Fraser M. Moffat III              75              Director, Chairman
     James H. Hirst                    58              Director, President, CEO

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

(b) Compliance with Section 16(a) of the Exchange Act

The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of

10% or more of Solpower's common stock during the fiscal year ended March 31, 2004. This information is based on a review of Section 16(a) reports furnished to Solpower.

Fraser M. Moffat III failed to timely file a report on Form 4 related to 500,000 shares on September 22, 2003. A Form 5 to report the delinquent filing was also not timely filed. The required report was filed in May 3, 2005.

James H. Hirst failed to timely file a report on Form 4 related to 775,500 shares acquired by his wife. A Form 5 to report the delinquent filing was also not timely filed. The required report was filed in April 29, 2005.

Peter Voss failed to timely file a report on Form 4 related to the disposition of 140,000 shares by BioEngineering Pty Ltd on December 15, 2003. A Form 5 to report the delinquent filing was also not timely filed. The required report was filed in May 5, 2005.

AUDIT COMMITTEE FINANCIAL EXPERT

We have not appointed an audit committee and, accordingly, do not have an audit committee financial expert. Due to the small size of our board of directors, the audit committee function is performed by the full board. We have determined to defer creation of an audit committee and engagement of an audit committee financial expert until such time as our business operations have grown and an increase to the size of the board of directors is warranted.

CODE OF ETHICS

In February of 2005, the Board of Directors adopted a Code of Ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics is publicly available on our web site at www.solpower.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendments or waiver on our web site or in a report on Form 8-K. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact James H. Hirst, President, 307 East 22nd Street, San Pedro, California 90731, telephone: (888) 289-8866.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the fiscal years ended March 31, 2004, 2003 and 2002 for the sole officer. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                         Annual Compensation       Compensation
                                                       Other           Stock
                               Fiscal                  Annual         Options
Name and Principal Position     Year     Salary     Compensation     (Shares)
---------------------------     ----     ------     ------------     --------
James H. Hirst                  2004                  $104,100          --
Chief Executive Officer         2003        --        $130,820          --
 & President                    2002        --        $149,248          --

OPTION GRANTS

The following table sets forth information regarding the grants of options to executive officers for the fiscal year ended March 31, 2004. There were no grants of options to executive officers for the fiscal year ended March 31, 2004.

                        OPTION GRANTS IN FISCAL YEAR 2001

                                             % of Total
                  Number of Shares          Compensation
                  Underlying Options     Options Granted in      Exercise      Expiration
    Name              Granted               Fiscal Year           Price           Date
    ----              -------               -----------           -----           ----
James H. Hirst        500,000                   40%               $1.00       April 1, 2006

OPTION EXERCISES AND VALUES

The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2004.

                          AGGREGATE OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                                          Value of Unexercised
                                                                Number of Unexercised     In-the-Money Options
                                                              Options at March 31, 2004     at March 31, 2004
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

EMPLOYMENT AGREEMENTS

We had an employment agreement with Mr. Hirst effective in fiscal year 2001. This agreement was to be for an initial term of three years. Base salary has been set at $126,000. In addition, Mr. Hirst received options to purchase

500,000 shares at $1.00 per share, subject to vesting, and stock grants initially of 10,000 shares per month thereafter. The stock grant commenced as of April 1, 2000. The option grants were effective April 7, 2000. The stock grants to Mr. Hirst ceased effective March 31, 2001.

Mr. Hirst continued his employment under his contract during the fiscal year ended March 31, 2003 and was an at-will employee during the year ended March 31, 2004.

DIRECTOR COMPENSATION

All authorized out-of-pocket expenses incurred by our directors on behalf of Solpower are subject to reimbursement. Mr. Moffat was granted 500,000 shares in September 2003 for past services. These shares were valued at approximately $20,500 at the date of issuance.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2004, the ownership of each person known by us to be the beneficial owner of five percent or more of our Common Stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

Name and Address                           Amount and Nature         Percent of
of Beneficial Owner                          of Ownership             Class (1)
-------------------                          ------------             ---------
Fraser M. Moffat III (2)
18 Lake Avenue
Montrose, Pennsylvania                           535,826                1.1%

James H. Hirst (2)
7309 East Stetson Drive
Scottsdale, Arizona                            3,905,600 (3)            7.7%

Naoya Yoshikawa
2-16-42 Takanawa
Minato-Ku, Japan                               3,000,100 (4)            5.9%

Power Business Co Ltd.
2-16-42 Takanawa
Minato-Ku, Japan                               3,000,000                5.9%

Australian Agricultural and Property
Management Pty Ltd. (5)
c/o 13 Malcolm Court
Mt.  Waverly, Victoria 3189
Australia                                      6,146,910               12.5%

Greg Stewart
307 East 22nd Street
San Pedro, CA 90731                            2,942,000 (6)            6.0%

Dominion Capital Japan Pty Ltd. (7)(8)
39 De Havilland Road
Mordialloc 3195
Victoria, Australia                            2,627,000                5.2%

Peter Voss (7)(8)
39 De Havilland Road
Mordialloc 3195
Victoria, Australia                            9,391,194               18.4%

K. M. Voss
39 De Havilland Road
Mordialloc 3195
Victoria, Australia                            3,000,000                5.9%

Name and Address                           Amount and Nature         Percent of
of Beneficial Owner                          of Ownership             Class (1)
-------------------                          ------------             ---------
Les Woolridge
Victoria
Australia                                      3,000,000                5.9%

All Directors and Officers
as a Group (5 persons)                         4,441,426                8.7%

----------
(1) Based upon 50,912,127 shares of common stock being issued and outstanding on March 31, 2004.
(2) Mr. Hirst has been granted options to purchase up to an additional 500,000 shares of common stock at $1.00 per share upon the market price of the common stock attaining certain levels. Mr. Moffat has been granted options to purchase up to 350,000 shares of common stock at prices ranging from $2.00 to $7.00 per share upon the market price of the common stock attaining certain level. These options have not vested, are not exercisable until vested and are not included in the total above.
(3) Includes 130,000 shares issuable under a deferred compensation arrangement and 775,500 shares held by Mr. Hirst's wife in which Mr. Hirst disclaims all beneficial ownership.
(4) Includes 3,000,000 shares held by Power Business Co Ltd. is a Japan corporation controlled by Mr. Yoshikawa.
(5) Australian Agricultural Management Pty Ltd. is an Australian corporation controlled by Nick Corcoris.
(6) Mr. Stewart controls Purse Seine Soma, Inc., which holds 100,000 shares. The total includes warrants to purchase 250,000 common shares at $0.20 per share.
(7) Mr. Voss controls Dominion Capital Pty Ltd., which holds 2,627,000 shares, A1 Financial Planners Pty Ltd., which holds 1,140,200 shares, Intavest Pty Ltd., which holds 1,550,000 shares, Bio Engineering Pty Ltd., which holds 114,294 shares and Dominion Capital, Inc., which holds 370,000 shares. The total reflected includes 3,300,000 shares held by Mr. Voss' wife and two adult children and in which Mr. Voss disclaims all beneficial interest.
(8) Dominion Capital has been granted an option to acquire 750,000 shares of common stock at prices ranging from $2.50 to $5.00 per share upon Soltron(R) sales revenues attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.

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

On June 17, 1998, we entered into a second Acquisition Agreement with Dominion Capital for the acquisition of the exclusive North American manufacturing, distribution, marketing and sales rights to SP34E(TM). We agreed to issue 6,000,000 shares of our common stock and pay a royalty of $2.25 for each kilogram of SP34E(TM) sold in North America. The term of this Acquisition Agreement is for five years, beginning when we achieve specified sales volumes of SP34E(TM). We have an option to extend the term of this agreement for an additional five years. Effective January 1, 1999, we entered into an addendum to the Acquisition Agreement delaying the commencement of the Acquisition Agreement until July 1, 2000.

On July 1, 1998, we entered into a Client Service Agreement with Dominion Capital, Inc. (formerly Dominion Capital Securities, Inc.), an Arizona corporation ("DCI"), for the provision of all of our required investor and corporate communications services. DCI is wholly-owned by Mr. Peter Voss, who is also the controlling shareholder of Dominion Capital, our principal shareholder. The term of the agreement is renewable every six months. For its services, DCI initially received $275,000 of which $125,000 was paid in cash with the balance paid with 50,000 shares of our common stock. We renewed our agreement with DCI in consideration of monthly payments of $30,000 per month for six months, payable $90,000 in cash and by issuance of 90,000 shares of common stock for services rendered through December 31, 1999. We have agreed to make payments of $15,000 per month, payable $60,000 in cash and by issuance of 30,000 shares of common stock for services for the period of January 2000 through June 2000. Effective December 31, 2000, we terminated the agreement with Dominion Capital, Inc., and settled all outstanding amounts by the issuance of 125,000 shares of common stock to Trond Matteson, an employee of Dominion Capital, Inc.; the issuance of 250,000 shares of common stock to Dominion Capital, Inc., and the issuance of a warrant to Dominion Capital, Inc., to buy 250,000 shares of common stock at $0.40 per share expiring on December 31, 2002.

Effective January 31, 2003, the Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company. This entity is controlled by Mr. Peter Voss.

On February 20, 2003, the Company acquired the worldwide rights to the product SOLTRON(R) by the issuance of 9,000,000 restricted shares of its common stock to Dominion Capital Pty Ltd. This entity is controlled by Mr. Peter Voss.

On September 22, 2003, the Company issued 1,000,000 restricted shares of common stock to Matthew Cohen, the Company's General Manager of Marketing and Technical Services, as compensation for services. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On September 22, 2003, the Company issued 500,000 restricted shares of common shares to Fraser Moffat III, a director of the Company, as compensation for services. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

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

         10.12(1) Solpower Corporation Stock Option and Incentive Plan dated November 22, 1997.

         10.16(1) Client Services Agreement between Solpower Corporation and Dominion Capital Securities, Inc. dated July 1, 1998.

         10.17(2) Addendum to June 17, 1998 Acquisition Agreement effective January 1, 1999.

         10.29(3) Amendment to Lease between Arizona Industrial Capital, LP and Solpower Corporation dated December 15, 2000.

         10.30(4) Agreement between Virtual Technologies (Australia) Pty Ltd. and A-Gas (Australia) Pty Ltd., dated August 20, 2002, relating to the Australia and New Zealand production and distribution of SP34E(TM).

         10.31(4) Acquisition Agreement between Virtual Technologies (Australia) Pty Ltd. and Dominion Capital Pty Ltd., effective January 31, 2003, relating to the worldwide rights to SP34E(TM) and other related refrigerant gases.

         10.32(4) Acquisition Agreement between Solpower Corporation and Dominion Capital Pty Ltd., dated February 20, 2003, relating to the acquisition of worldwide rights to SOLTRON(R).

         21.1        Subsidiaries

         31 Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference from Solpower's Form 10-SB as filed on August 21, 1998.
(2) Incorporated by reference from Solpower's Form 10-KSB as filed on September 24, 1999.
(3) Incorporated by reference from Solpower's Form 10-QSB as filed on February 20, 2001.
(4) Incorporated by reference from Solpower's Form 10-KSB as filed on May 26, 2005.

     (b) REPORTS ON FORM 8-K.

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed by Semple & Cooper, LLP for the fiscal years ended March 31, 2004 and 2003:

                                                    Year Ended March 31,
                                                   2004               2003
                                                 -------            -------
     Audit Fees (1)                              $15,000            $15,000
     Audit-Related Fees (2)                           --                 --
     Tax Fees (3)                                     --                 --
                                                 -------            -------
     Total                                       $15,000            $15,000
                                                 =======            =======

----------
(1) Fees for audit services billed in fiscal years 2004 and 2003 consisted of audit of Solpower Corporation's annual financial statements.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOLPOWER CORPORATION


Dated: May 31, 2005                   By /s/ James H. Hirst
                                         ---------------------------------------
                                         James H. Hirst, Chief Executive Officer

                                      BOARD OF DIRECTORS


Dated: May 31, 2005                      /s/ Fraser M. Moffat III
                                         ---------------------------------------
                                         Fraser M. Moffat III, Chairman


Dated: May 31, 2005                      /s/ James H. Hirst
                                         ---------------------------------------
                                         James H. Hirst