Form 10QSB
period 2004-06-30
SOLPOWER CORP
filed 2005-09-06
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------


       (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

         For the transition period from _____________ to _______________

                              --------------------

                        Commission File Number: 000-29780

                              --------------------

                              SOLPOWER CORPORATION
             (Exact name of Registrant as specified in its charter)

              Nevada                                     87-0384678
  (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

                       11555 Heron Bay Boulevard Suite 200
                             Coral Springs, FL 33076
                    (Address of principal executive offices)

                                  (954)603-0520
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                No
                      --------------           ---------------

         The number of shares outstanding of each of the issuer's classes of common equity was 55,312,127 shares of common stock, par value $0.01, as of June 30, 2004.

Transitional Small Business Disclosure Format (check one):

                  Yes                       No       X
                      --------------           ---------------

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                              Page

Item 1.  Financial Statements...............................................................................................   2
         Consolidated Balance Sheets
                  June 30, 2004 (Unaudited) and March 31, 2004..............................................................   2
         Consolidated Statements of Operations
                  For the Three Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited).................................   3
         Consolidated Statement of Stockholders' Equity
                  For the Three Months Ended June 30, 2004 (Unaudited).....................................................    4
         Consolidated Statements of Cash Flows
                  For the Three Months Ended June 30, 2004 (Unaudited) and 2003 (Unaudited).................................   5

         Notes to the Consolidated Financial Statements.....................................................................   6

Item 2.  Management's Discussion and Analysis and Plan of Operations ......................................................   14

Item 3.  Controls and Procedures............................................................................................  19


                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders ...............................................................  20

Item 6. Exhibits............................................................................................................  20

SIGNATURES ................................................................................................................   20

CERTIFICATIONS ............................................................................................................   21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                          June 30, 2004     March 31,
                                                                          (Unaudited)        2004
                                                                          ------------    ------------
 Current Assets:
     Cash and cash equivalent                                             $    126,605    $     96,487

     Accounts receivable                                                        76,687         142,379
     Subscriptions receivable                                                   19,800              --
     Prepaid expenses                                                           93,791           5,030
     Inventory                                                                 110,408         131,045
                                                                          ------------    ------------
                  Total Current Assets                                         427,291         374,941

Property and Equipment, net                                                     58,468          63,081

Other Assets:
     Deposit                                                                       400               -
     Goodwill                                                                   75,291          75,291
                                                                          ------------    ------------
                                                                          $    561,450    $    513,313
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                                    $     27,563    $     31,622

     Loans payable to related party                                            471,365               -
     Customer advances                                                         383,153         351,030
     Accounts payable - trade                                                  311,214         347,801
                      - related party                                          237,609         267,716
     Accrued interest - related party                                           36,676          30,800
     Accrued expenses                                                          157,838         169,436
                                                                          ------------    ------------
                  Total Current Liabilities                                  1,625,418       1,198,405

Long-Term Liabilities:
     Notes payable, net of current portion                                       6,440          12,267
     Loans payable to related party                                                  -         471,365
                                                                          ------------    ------------
                  Total Liabilities                                          1,631,858       1,682,037
                                                                          ------------    ------------

Commitments and Contingencies

Stockholders' Deficit:
   Preferred stock; $0.001 par value, 5,000,000 shares
       authorized; issued and outstanding, none                                      -               -
   Common stock; $0.01 par value, 100,000,000 shares
       authorized; issued and outstanding 55,312,127
       shares and 50,912,127, respectively                                     553,122         509,122
     Additional Paid in Capital                                             11,101,208      10,764,858
     Common stock subscribed                                                         -           5,000
     Accumulated deficit                                                   (12,726,926)    (12,450,412)
     Foreign currency translation adjustment                                     2,188           2,708
                                                                          ------------    ------------
                  Total Stockholders' Deficit                               (1,070,408)     (1,168,724)
                                                                          ------------    ------------
                                                                          $    561,450    $    513,313
                                                                          ============    ============

             The accompanying notes to theses consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                June 30,
                                                           2004           2003
                                                      ------------    ------------
Revenues:
     Fuel additive                                          61,218           1,469
     Refrigerant                                            76,119          64,527
                                                      ------------    ------------

         Total Revenues                                    137,337         65,9963
                                                      ------------    ------------
Cost of Sales:
      Fuel additive                                         22,203           1,868
      Refrigerant                                           34,930          34,103
                                                      ------------    ------------
                                                            57,133          35,971
                                                      ------------    ------------
Gross Profit                                                80,204          30,025

Expenses:
     General and administrative                            208,265         137,216
                                                      ------------    ------------
Operating (Loss)                                          (128,061)       (107,191)
                                                      ------------    ------------
Other Income (Expense):
     Interest income                                            12               1
     Costs associated with extended warrants               (78,350)              -
     Costs associated with issuance of call options        (63,000)              -
     Interest expense                                       (6,085)
     Settlement costs                                       (7,115)         (1,790)
                                                      ------------    ------------
           Total Other Income (Expense)                   (148,453)         (7,874)
                                                      ------------    ------------

Net Loss Before Provision for Income
     Taxes                                                (276,514)       (115,065)

Provision for Income Taxes - Subsidiary                          -          (1,357)
                                                      ------------    ------------

Net Loss
                                                      $   (276,514)   $   (116,422)
                                                      ============    ============
Basic and Diluted Loss Per Share                      $      (0.00)   $      (0.00)
                                                      ============    ============
Weighted Average Number
    of Common Shares Outstanding                        54,118,720      49,212,127
                                                      ============    ============

        The accompanying notes to these consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)




                                                              Additional     Common                       Cumulative
                                      Common       Stock        Paid In      Stock         Accumulated    Translation
                                      Shares       Amount       Capital     Subscribed       Deficit        Account       Total
                                     -----------   --------   -----------   -----------    ------------    ----------  -------------
Balance, March 31, 2004               50,912,127   $509,122   $10,764,858   $     5,000    $(12,450,412)   $  2,708    $ (1,168,724)

Issuance of common stock
 for conversion of debt                  800,000      8,000        16,000             -               -           -          24,000
Sale of common stock                   1,600,000     16,000        80,000        (5,000)              -           -          91,000
Common stock issued for
  services                             2,000,000     20,000        80,000             -               -           -         100,000
Subscriptions receivable
 from issuance of call options                 -          -        15,000             -               -           -          15,000
Costs associated with issuance
 of call options                               -          -        63,000             -               -           -          63,000
Costs associated with extending
 warrants                                                          78,350                                                   78,350
Employee stock-based compensation              -          -         4,000             -               -           -           4,000
Change in cumulative translation
 account                                       -          -             -             -               -        (520)           (520)
Loss for the three months ended
 June 30, 2004 (Uunaudited)                    -          -             -             -        (276,514)          -        (276,514)
                                     -----------   --------   -----------   -----------    ------------    ----------  -------------

Balance, June 30, 2004 (Unaudited)    55,312,127   $553,122   $11,101,208   $         -    $(12,726,926)   $  2,188    $ (1,070,408)
                                     ===========   ========   ===========   ===========    =============   ==========  =============

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements?

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended June 30,
                                                                          2004            2003
                                                                         ---------    ---------
Cash Flows From Operating Activities:
      Net Loss                                                           $(276,514)   $(116,422)

      Adjustments to reconcile net loss to net cash used by Operating activities:
          Depreciation and amortization                                      1,505        6,974
          Non-cash transactions                                            269,350            -
          Changes in operating assets and liabilities:
             Accounts receivable                                            65,692        6,069
             Subscriptions receivable                                      (19,800)           -
             Prepaid expenses                                              (88,761)          43
             Inventory                                                      20,637            -
             Deposit                                                          (400)           -
             Accounts payable - trade                                      (36,587)      (3,311)
                              - related parties                            (30,107)         490
             Accrued interest - related party                                5,876            -
             Accrued expenses                                              (11,598)      17,981
                                                                         ---------    ---------
                   Net Cash (Used) by Operating Activities                (100,707)     (88,176)
                                                                         ---------    ---------
Cash Flows from Investing Activities:
        Capital transactions                                                 3,108         (810)
                                                                         ---------    ---------
                   Net Cash Provided (Used) by Investing Activities:         3,108         (810)
                                                                         ---------    ---------
Cash Flows from Financing Activities:
     Proceeds from common stock sold                                        91,000            -
     Proceeds from call option receivable                                   15,000            -
     Net advances from customer                                             32,123       92,316
     Payments on installment notes payable                                  (9,886)      (5,210)
                                                                         ---------    ---------
                   Net Cash Provided by Financing Activities               128,237       87,106
                                                                         ---------    ---------
Effect of Exchange Rate on Cash                                               (520)         861
                                                                         ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents                            30,118       (1,019)

Cash and Cash Equivalents, Beginning of Period                              96,487       71,790
                                                                         ---------    ---------
Cash and Cash Equivalents, End of Period                                 $ 126,605    $  70,771
                                                                         =========    =========
Supplemental Information
Cash Paid For:
     Interest                                                            $       -          140
                                                                         =========    =========
     Income Taxes                                                        $       -    $       -
                                                                         =========    =========

Non-Cash Investing and Financing:
   Issuance of  common stock for services                                $ 100,000            -
                                                                         =========    =========

   Issuance of common stock for debt                                     $  24,000    $       -
                                                                         =========    =========

   Costs associated with  extending warrants                             $  78,350    $       -
                                                                         =========    =========

   Stock-based compensation                                              $   4,000    $       -
                                                                         =========    =========

   Cost associated with options issued                                   $  63,000            -
                                                                         ---------    ---------

        The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION, OPERATIONS, BASIS OF PRESENTATION AND MANAGEMENT PLANS

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

During the year ended March 31, 2003, the Company acquired the worldwide rights to the product Soltron(R) by the issuance of 9,000,000 restricted shares of its common stock. These rights include the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, Soltron(R), a fuel-enhancing product. In the year ended March 31, 2004, the value of these rights was deemed impaired and the costs associated with these rights were written off. (See Impairment of Long-Lived Assets)

Basis of Presentation, Going Concern, Management Plans

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2004 included in the Company's Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the three month period ended June 30, 2004, which have resulted in a deficiency in working capital of approximately $1,198,000 and an accumulated deficit of approximately $12,727,000 as of June 30, 2004.
During our fiscal years ended March 31, 2004 and 2003, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company has begun to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits. Although sales may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of these products.

The Company will seek to list its stock for trading on the OTC Bulletin Board, which may give the Company a better ability to attract investors. The Company intends to raise capital to provide cash flow and to expand its present business segments. Also, the Company has outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets of the Company at June 30, 2004 and March 31, 2004 include the accounts of Solpower Corporation and Virtual Technologies Pty Ltd (Australia) ("Virtual"), a wholly-owned Australian subsidiary. The consolidated statement of operations for the three months ended June 30, 2004 and 2003, includes the activity of Solpower Corporation and Virtual. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from consignment sales are recognized when payments are received. The Company had no consignment sales for the periods presented.

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

During the the quarter ended June 30, 2004, one customer accounted for 99% of the Soltron(R) revenue. The customer referred to is a major distributor of Soltron(R) product.

Inventory

Inventory at June 30, 2004 consists of the Soltron(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out
(FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired. On an ongoing basis, management reviews the valuation of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows. The subsidiary with which this asset is associated with at June 30, 2004 was purchased on January 31, 2003 and in management's opinion there is no impairment of the fair value at June 30, 2004.

Income Taxes

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company had components of comprehensive income (loss) during the periods presented. A reconciliation of our net loss to our comprehensive net loss for the three months ended June 30, 2004 is as follows:

            Net loss                                               $(276,514)
            Other Comprehensive Income (Loss), Net of tax:
                Foreign currency translation adjustment                 (520)
                                                                   ----------
            Comprehensive Loss                                     $(277,034)
                                                                   ==========

Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of June 30, 2004 and 2003, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At June 30, 2004, stock options representing 1,600,000 common shares were outstanding with exercise prices ranging between $0.15 and $1.00. The weighted average exercise price for outstanding options was $0.42. At March 31, 2004, stock warrants representing 1,567,500 common shares were outstanding with an exercise price of $0.20.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition & Disclosure."

The Company recognized stock-based employee compensation for options issued to two employees during the three month period ended June 30, 2004 amounting to $4,000 and none was incurred in the comparative period for 2003.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of 1.75 years, risk-free interest rates of two and a quarter percent (2.25%), and a zero percent (0%) dividend yield.

Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method.

The effect on our net loss and loss per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123 "Accounting for Stock-Based Compensation," is as follows:

                                                       Three Months Ended
                                                            June 30,
                                                  2005                     2004
                                                  ----                     ----
      Reported net loss                         $(276,514)           $(116,422)
      Add - stock-based compensation
         expense included in reported
         net loss                                   4,000                    -
      Deduct - stock-based compensation
         expense determined under the
         fair value method                        (42,000)                   -
                                                ----------            ----------
      Pro forma net loss                        $(314,514)            $(116,422)
                                                ==========            ==========

      Basic and diluted loss per share:
         As reported                            $   (0.00)            $   (0.00)
                                                ==========            ==========
         Pro forma                              $   (0.00)            $   (0.00)
                                                ==========            ==========

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Non-monetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Non-monetary Assets." APB No.29 was based on the principle that exchanges of non-monetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Convertible Loan Payable to Related Party

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matured on September 18, 2001, and was convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned, by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 were to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of June 30, 2004, no payments have been made on this obligation. The Company is currently in negotiations with Australian Agricultural Management Pty Ltd. to either extend the maturity of the note or convert it into common shares.

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

Purchase of Soltron(R) Worldwide Rights

On February 20, 2003, the Company acquired the worldwide rights to the product Soltron(R) under the terms of the Acquisition Agreement, by the issuance of 9,000,000 restricted shares of its common stock to Dominion Capital Pty Ltd. This acquisition delivered the exclusive worldwide sales, distribution, marketing and manufacturing rights for the enzyme technologies for the product, Soltron(R), a fuel-enhancing product. The costs associated with these marketing rights were written off as of March 31, 2004 due to a determination that the value of these assets was impaired

Issuance of Options to Director and Employee

On June 1, 2004, the Company issued an aggregate of 400,000 call options to a director and to an employee for an aggregate consideration amount of $6,000. The call options are exercisable for a three year period and at an exercise price of $0.15 a share.

NOTE 4 - EQUITY BASED TRANSACTIONS

Stock Issued for Services and Debt

On April 15, 2004, the Company issued 2,000,000 restricted shares of common stock for services at $0.05 per share.

On April 20, 2004, the Company issued 800,000 restricted shares of common stock at $0.03 per share in settlement of an outstanding account payable.

Common Stock and Options Sold

On April 20, 2004, the Company issued 600,000 shares of its unregistered, restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement.

On May 25, 2004, the Company issued 1,000,000 shares of its unregistered, restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement.

On June 1, 2004, the Company issued 600,000 call options to three individuals and 400,000 call options to two employees for an aggregate total of 1,000,000 call options and is to receive an aggregate consideration amount of $15,000. The call options are exercisable for a three year period and at an exercise price $0.15 a share.

NOTE 5 - SEGMENT REPORTING

Information concerning operations by industry segment is as follows (unaudited):

                                                 Three Months Ended
                                                      June 30,
                                                 2004           2003
                                               ---------     ---------
     Revenues:

         Sales - fuel additive                 $  61,218     $   1,469
         Sales - refrigerant                      76,119        64,527
                                               ---------     ---------
             Total Revenues                      137,337        65,966
                                               ---------     ---------
    Gross Profit (Loss):
           Fuel additive                          39,015          (399)
           Refrigerant                            41,189        30,424
                                               ---------     ---------
             Total Gross Profit                   80,204        30,025
                                               =========     =========

    Gross Profit (Loss) Percent:
           Fuel additive                            63.4%        (27.2)%
                                               ---------     ---------
           Refrigerant                              54.1%         47.1%
                                               ---------     ---------
             Total Gross Profit Percent             58.4%         45.5%
                                               ---------     ---------

    General and Administrative Expenses:
           Fuel additive                         144,923       108,461
           Refrigerant                            63,342        28,755
                                               ---------     ---------
             Total Operating Expenses            208,265       137,216
                                               ---------     ---------

    Operating ( Loss) Profit:
           Fuel additive                        (105,908)     (108,860)
           Refrigerant                           (22,153)        1,669
                                               ---------     ---------
             Total Operating Loss               (128,061)     (107,191)
                                               ---------     ---------

    Other Income (Expense):
         Fuel additive                          (147,445)       (7,874)
         Refrigerant                              (1,008)            -
                                               ---------     ---------
             Total Other Income (Expense)       (148,453)       (7,874)
                                               ---------     ---------
     Provision for Income Taxes:
         Fuel additive                                 -             -
         Refrigerant                                   -        (1,357)
                                               ---------     ---------
             Total Income Taxes                        -        (1,357)
                                               ---------     ---------
     Net Income (Loss):
             Fuel additive                      (253,353)     (116,734)
             Refrigerant                         (23,161)          312
                                               ---------     ---------
                Total Net (Loss)               $(276,514)    $(116,422)
                                               =========     =========
    Depreciation and Amortization:
             Fuel additive                     $     199     $   4,275
             Refrigerant & cylinders               1,306         2,699
                                               ---------     ---------
             Total Depreciation & Amortization $   1,505     $   6,974
                                               =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2004.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the three months ended June 30, 2004, which have resulted in a deficiency in working capital of approximately $1,198,000 as of June 30, 2004, and an accumulated deficit approximating $12,727,000.

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

Operating Results for the Three Months Ended June 30, 2004 and 2003

Revenues - Consolidated revenues for the three months ended June 30, 2004 were $137,337 as compared to $65,996 for the three months ended June 30, 2003. The increase in revenues of $71,341 was mainly attributable to increased Soltron(R) sales amounting to $59,749 in the United States. Revenues from SP34E(TM) sales from our wholly-owned subsidiary also increased $11,592 in the current period over the prior year comparable period.

Gross Profit - Consolidated gross profit rose from 45.5 % for the three months ended June 30, 2003 to 58.4% for the year three months ended June 30, 2004. The increased consolidated gross profit margin of 12.9% is mainly due to a higher gross profit margin attained on the Soltron(R) revenue and the gross revenue from this segment represented 45% of total gross revenue for the current period ended June 30, 2004 as compared to 2% for the comparable period ended June 30, 2003. The gross profit margin on refrigerant revenues for the current period ended increased 7%, from the prior year comparable period. The increase in the Soltron(R) gross profit is mainly attributable to the elimination of the production overhead at the Phoenix, Arizona location and outsourcing the current production of the product. The total gross profit earned for the three months ended June 30, 2004 increased $50,179 to $80,204 as compared to $30,025 for the three months ended June 30, 2003. This increase in gross profit is attributable to the increased sales of Soltron(R).

General and Administrative Costs - Consolidated general and administrative costs for the three months ended June 30, 2004 were $208,265 as compared to $137,216 for the same period ended June 30, 2003, or an increase of $71,049. This increase is primarily comprised of increased marketing, sales and investor relations costs related to Soltron(R) approximating $50,400 and offset by a reduction of consulting fees of $12,000. Increased expenses of our wholly-owned subsidiary were incurred in the areas of legal and accounting professional fees approximating $24,000 and increased business promotion costs of approximating $11,400. .

Costs Associated with Issuance of Options - During the three month period ended June 30, 2004, we incurred a $63,000 charge for the issuance of 600,000 call options to three individuals. The cost associated with the issuance of the call options was determined utilizing the Black-Sholes option pricing model.

Costs Associated with Extended Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005. The warrants have an exercise price of $0.20 per warrant. At June 30,2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at June 30, 2004. Utilizing the Black-Scholes option pricing model the revaluation of the extended warrants resulted in a charge to operations amounting to $78,350.

Net Loss - The Company's total net loss for the three months ended June 30, 2004 was $276,514 as compared to a net loss of $116,422 incurred for the comparable three-month period ended June 30, 2003. The increased loss amounting to $160,092 for the current period is attributable to the aforementioned increased expenses.

Plan of Operation

We continue to report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron(R) product sales, together with the consolidation of income from our wholly-owned subsidiary, Virtual Technologies Pty Ltd. Virtual Technologies will determine a plan of action and marketing implementation for the SP34E(TM) product line for implementation during the fiscal year 2005. Because of limited operating capital, we anticipate no material increase in sales in these product lines in fiscal year 2005. During the year ended March 31, 2004, management continued to reduce operating overhead and maintain operational efficiency with a minimum of administrative overhead. We currently are concentrating our focus on the Soltron(R) product line by identifying additional distributors and developing direct sales activities in new markets such as international sales, bulk users, small generation power plants and commercial uses in metropolitan city fleets. Virtual Technologies concentrates its efforts on SP34E(TM) sales in Australia and on new international market opportunities.

During our fiscal years ended March 31, 2004 and 2003, we have been in the middle stages of being a development company, seeking to ascertain the appropriate mix of products for future marketing and distribution. We are beginning to explore distribution and marketing of our products through established distributors, both wholesale and retail. Through this methodology we will attempt to cut costs, increase revenue and increase profits. Although total revenues may decrease initially as a result of utilizing distributors, we believe our revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate the markets and sell to end users of our products.

We intend to seek to have our securities quoted on the OTC Bulletin Board in 2005, which may provide a better ability to attract investors. We are in process of completing our Securities Act filings to facilitate this process. We intend to raise capital to provide cash flow and to expand our present operations. We also have outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

Liquidity and Capital Reserves

Product sales did not provide sufficient working capital to fund our operations during the period ended June 30, 2004. Operations utilized $100,707 of cash during this period. Additional liquidity was provided by the sale of common stock and advances from a major customer. During this same period for the previous reporting period, $88,176 was utilized by operations. Additional liquidity was provided mainly from advances from a major customer. As of June 30, 2004, we had no commitments for capital expenditures.

Factors Affecting Future Performance and Risks

Limited Operating History - We have only a limited operating history with respect to the distribution and marketing of Soltron(R) and, through Virtual Technologies, we are formulating a new marketing plan for SP34E(TM) in the United States and elsewhere throughout the world.

History of Losses - We have consistently had significant negative cash flow, operating losses and insufficient liquidity with respect to current operations, all of which we expect to continue until our sales revenues increase substantially. There can be no assurance that we will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future.

Additional Capital Requirement - We will require significant additional capital to meet our growth objectives and to fully implement our business plan and expand our operations. We will need to continue raising working capital through private placement equity financing we may also seek additional debt financing through banks, other financial institutions, companies or individuals. No assurance can be given that we will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. Further, even if financing is obtained, no assurance can be given that such financing would be adequate to meet our needs for the foreseeable future. If we are unsuccessful in obtaining sufficient additional capital, our ability to continue as a viable business enterprise will be substantially impaired.

Need to Develop Sales and Product Awareness - Establishment of a distribution network sufficient to create and supply customer demand for Soltron(R) will be critical to our future success. We anticipate developing this network primarily through distributors with established distribution channels in the fuel, oil chemical and automotive aftermarket industries. We unsuccessfully attempted to establish the distribution of SP34E(TM) through a company with a national network. However, the refrigerant market is highly competitive and acceptance of our product will require substantial additional time and marketing efforts. Numerous factors, including lack of sufficient inventory or capital, or failure of our products to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties we will face in establishing an efficient distribution network for our products. While we intend to engage qualified personnel to assist in establishing our distribution network, no assurance can be given that our products will be accepted by industrial or retail consumers, that a satisfactory distribution network can be established or that our operations will ever be profitable.

Uncertainty of Market Acceptance of Products, Limited Marketing Experience - We are still in the early stages of marketing Soltron(R) and SP34E(TM). As is typical with new products, demand and market acceptance for our products is subject to a high degree of uncertainty. Achieving widespread market acceptance for our products will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of our products. The prospects for our product line will be largely dependent upon our ability to achieve market penetration, which will require significant efforts on our part to create awareness of and demand for our products. Our ability to build our customer base will depend in large part on our ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that our products will achieve widespread market acceptance or that our marketing efforts will result in future profitable operations.

Variability of Operating Results and Volatility of Common Stock Prices - Our quarterly operating results have in the past been, and are anticipated in the future to be, highly volatile. While we anticipate that increased sales of our products will continue to generate revenue, the operating results of any quarterly period as compared to the previous quarter or the same quarter for the prior period will, in all likelihood, vary significantly. Significant variances in operating results from period to period could result in high volatility of the market price for our common stock.

Limited Product Line - We currently hold the marketing and distribution rights to Soltron(R) and SP34E(TM). Our future success and profitability will, to a very high degree, depend upon the market acceptance of these products and our ability to improve these products.

Supply, Capacity and Distribution Constraints - To successfully market our products, we must be able to fill orders promptly for our shipment. Our ability to meet our supply requirements promptly will depend on numerous factors including our ability to establish successfully an effective distribution network and to maintain adequate inventories. The ability of our sole supplier of the Soltron(R) enzyme to adequately produce the enzymes needed to produce Soltron(R) in volumes sufficient to meet demand will also affect our ability to produce this product. Failure to adequately supply products to distributors and retailers or of any of our suppliers to produce sufficient materials to meet our demand would materially adversely impact our operations.

Dependence Upon Raw Materials and Supplier - We are dependent on a single supplier of the enzyme concentrate needed to make Soltron(R) and on other suppliers of chemicals. Chemicals are subject to price fluctuations based upon supply and demand. In addition, because the Soltron(R) enzyme is produced in Japan, fluctuations in currency values could adversely affect our cost of this product. Interruption of our product supply could result from several factors, such as disruption of supply of raw product, work stoppages, strikes or other labor difficulties, changes in governmental or international regulations or natural or man caused disasters occurring with respect to our suppliers. Any increase in the costs of our raw materials or disruption of our suppliers could severely and adversely affect our business operations.

Reliance on Management; Limited Personnel - Attracting and retaining qualified personnel is critical to our business plan. In particular, our success is highly dependent on the services of our Chief Executive Officer, James H. Hirst. Mr. Hirst is an at-will employee and we do not maintain key man life insurance. There can be no assurance that we will not lose the benefit of his services. The loss of Mr. Hirst's services or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

Management of Growth - We anticipate growth in the future, which will require effective management of all aspects of our business. If achieved, this growth may place significant strains on our financial, managerial, personnel and other resources. Failure to effectively manage our anticipated growth could have a materially adverse effect on our business and profitability.

Competition - The markets for fuel additives, refrigerants and enzyme based cleaning and bio-remediation products are highly competitive. We believe that our products and our management's qualifications will enable us to compete effectively in these markets, but we cannot give any assurance that we will be successful. We will be competing with established manufacturers and distributors that have already developed brand recognition and gained consumer acceptance. Many of these competitors have significantly greater financial, marketing, personnel, managerial and other resources than we do. New competitors may also enter these markets. Even though we believe our products are superior to those of our competitors, our lack of financial strength and brand recognition will be significant disadvantages to our ability to penetrate and compete in our target markets.

Limited Patent and Proprietary Information Protection - We do not believe that our products or our proprietary production processes infringe on proprietary rights of others, but we cannot give any assurance that infringement claims will not be made against us. If it is determined that our products or processes do infringe someone else's proprietary rights, we could be required to modify our products or processes or obtain a license to continue our use of them. There can be no assurance that we would be able to do this in a timely manner, upon acceptable terms and conditions or at all. Our failure to do so would have a material adverse effect on our business. In addition, there can be no assurance that we would have the financial or other resources necessary to prosecute or defend a patent infringement or other proprietary rights action. Moreover, if any of our products or processes were held to infringe patents or proprietary rights of others, we could, under certain circumstances, be held liable for damages, which could be significant in amount and which could materially and adversely effect our operations. We rely on confidentiality agreements, trade secret protection and other methods to protect our processes, concepts, ideas, documentation and other information related to our products and proprietary processes. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar products and processes. All of our employees are required to sign non-disclosure, non-competition and inventions agreements, but there can be no assurance that a court would enforce such agreements or that they would provide us with any meaningful protection. There can be no assurance that we will be able to adequately protect our trade secrets or that other companies will not acquire information that we consider proprietary.

Product Acquisition Agreement - We own the worldwide rights to manufacture and distribute Soltron(R) and SP34E(TM), as well as the process, formulae and other proprietary rights related to such products, pursuant to product acquisition agreements with Dominion Capital. Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations.

Need for Additional Product Development - We believe that our development work on Soltron(R) and SP34E(TM) is substantially complete, but testing of these products in the United States has been limited. We anticipate that our future research and development activities, combined with experience we hope to gain from commercial production and use of our products will result in the need for further refinement of our products and development of new products. Such refinements and development may be required for our products to remain competitive. There can be no assurance that we will have the experience or the financial resources necessary to make such improvements to our product line, which could have a significant negative impact on our business.

Adequacy of Product Liability Insurance - The use of our products entails inherent risks that could expose us to product liability claims, which could have a material adverse effect on our business and financial condition. While we do maintain product liability insurance to cover these types of claims, there can be no assurance that we will be able to maintain such insurance on acceptable terms or, even if maintained, that such insurance would be sufficient to cover all potential claims.

Control by Existing Stockholders/Foreign Stockholders - Our principal stockholder, formerly Dominion Capital, and now Australian Agricultural Management Pty Ltd., and its affiliates own or control a substantial block of our outstanding common stock. Accordingly, these stockholders, acting together, are able to effectively control matters requiring approval by our stockholders, including the election of our board of directors and approval of certain significant transactions. Dominion Capital and Australian Agriculture Management Pty Ltd. are domiciled in Australia and if we, or our stockholders, were to bring legal action against it, its domicile in a foreign country may prevent it from being subject to jurisdiction of a United States court. While we or our stockholders may be able to proceed against these entities in an Australian court, such actions may be prohibitively expensive and an Australian court may not recognize claims or provide remedies similar to those available in United States courts.

International Trade - We currently anticipate selling Soltron(R) and SP34E(TM) worldwide, as well as importing Soltron(R) concentrate from Japan. This will expose our business to certain additional risks related to doing business internationally, which could include, among others, fluctuations in currency exchange rates, changes in both United States and foreign import and export laws and regulations, increases in tariffs, customs, foreign tax liabilities and other adverse United States and foreign tax consequences and potential difficulty in contract enforcement. Risks of conducting international business operations could have a negative impact on our overall business.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission were timely recorded, processed and reported within the time periods specified in the Securities and Exchange commission rules and forms.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                     PART II
                                OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2004, the Company issued 2,000,000 restricted shares of common stock for services at $0.05 per share.

On April 20, 2004, the Company issued 800,000 restricted shares of common stock at $0.03 per share in settlement of outstanding account payable.

On April 20, 2004, the Company issued 600,000 shares of its restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement.

On May 25, 2004, the Company issued 1,000,000 shares of its, restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement.

On June 1, 2004, The Company issued 1,000,000 call options for an aggregate consideration amount of $15,000. The call options are exercisable for a three year period and at an exercise price $0.15 a share.

Proceeds from the sale of equity securities was utilized as working capital.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS

(a) The following exhibits are filed as part of this report:

     31.1 Certification of Chief Executive officer and Chief accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

     32.1 Certification of Chief Executive officer and Chief accounting Officer pursuant to 18 U.S.C. - Section 1350.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 26, 2005       SOLPOWER CORPORATION

                              By: /s/ James H. Hirst
                                  -----------------
                                  James H. Hirst
                                  President, Chief Executive Officer, Principal Accounting Officer and Director