Form 10QSB
period 2004-09-30
SOLPOWER CORP
filed 2005-09-06
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------


      (Mark One)
      [X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 (954) 603-0520
                           (Issuer's telephone number)

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

         The number of shares outstanding of each of the issuer's classes of common equity was 56,897,127 shares of common stock, par value $0.01, as of September 30, 2004.

Transitional Small Business Disclosure Format (check one):

                  Yes                       No       X
                      --------------           ---------------

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements............................................................................................   2
         Consolidated Balance Sheets
                  September 30, 2004 (Unaudited) and March 31, 2004......................................................   2
         Consolidated Statements of Operations
                  For the Three Months and Six Months Ended September 30, 2004 (Unaudited)
                  and 2003 (Unaudited)...................................................................................   3
         Consolidated Statement of Stockholders' Equity
                  For the Six Months Ended September 30, 2004 (Unaudited)................................................   4
         Consolidated Statements of Cash Flows
                  For the Six Months Ended September 30, 2004 (Unaudited)
                  and 2003 (Unaudited)...................................................................................   5

         Notes to the Consolidated Financial Statements..................................................................   7

Item 2.  Management's Discussion and Analysis and Plan of Operations ....................................................  15

Item 3. Controls and Procedures..........................................................................................  22

                                                               PART II
                                                          OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................................  23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................................................  23

Item 3.  Defaults Upon Senior Securities.................................................................................  23

Item 4.  Submission of Matters to a Vote of Security Holders ............................................................  23

Item 5.  Other Information ..............................................................................................  23

Item 6. Exhibits.........................................................................................................  23

Signatures ..............................................................................................................  24

Certifications ..........................................................................................................  25

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              September 30,   March 31,
                                                                 2004           2004
                                                             ------------    ------------
                                                              (Unaudited)
 Current Assets:
     Cash and cash equivalent                                $    105,461    $     96,487
     Accounts receivable                                           49,537         142,379
     Subscriptions receivable                                      15,466               -
     Prepaid expenses                                             244,471           5,030
     Inventory                                                     81,538         131,045
                                                             ------------    ------------
                  Total Current Assets                            496,473         374,941

Property and Equipment, net                                        57,939          63,081

Other Assets:
     Deposit                                                          400               -
     Goodwill                                                      75,291          75,291
                                                             ------------    ------------
                                                             $    630,103    $    513,313
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                       $     27,348    $     31,622
     Loan payable to related party                                471,365               -
     Customer advances                                            450,842         351,030
     Accounts payable - trade                                     274,985         347,801
                      - related party                             227,184         267,716
     Accrued interest - related party                              42,616          30,800
     Accrued expenses                                             172,702         169,436
                                                             ------------    ------------
                  Total Current Liabilities                     1,667,042       1,198,405

Long-Term Liabilities:
     Notes payable, net of current portion                          1,625          12,267
     Loans payable to related party                                     -         471,365
                                                             ------------    ------------
                  Total Liabilities                             1,668,667       1,682,037
                                                             ------------    ------------

Commitments and Contingencies

Stockholders' Deficit:
   Preferred stock; $0.001 par value, 5,000,000 shares
       authorized; issued and outstanding, none                         -               -
   Common stock; $0.01 par value, 100,000,000 shares
       authorized; issued and outstanding 56,897,127
          shares and 50,912,127, respectively                     568,972         509,122
     Additional Paid in Capital                                11,165,428      10,764,858
     Common stock subscribed                                            -           5,000
     Accumulated Deficit                                      (12,774,339)    (12,450,412)
     Foreign currency translation adjustment                        1,375           2,708
                                                             ------------    ------------
                  Total Stockholders' Deficit                  (1,038,564)     (1,168,724)
                                                             ------------    ------------
                                                             $    630,103    $    513,313
                                                             ============    ============

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended                   Six Months Ended
                                                               September 30,                      September 30,
Revenues:                                                   2004            2003               2004              2003
                                                            ----            ----               ----              ----
     Fuel additive                                        $119,141      $    9,233          $  180,359       $     10,702
     Refrigerant                                            80,914          67,595             157,033            132,122
                                                  ----------------- ---------------   -----------------   ----------------
         Total Revenues                                    200,055          76,828             337,392            142,824
                                                  ----------------- ---------------   -----------------   ----------------

Cost of Sales:
       Fuel additive                                        52,826           3,707              75,029              5,575
       Refrigerant & cylinders                              36,750          19,292              71,680             53,395
                                                  ----------------- ---------------   -----------------   ----------------
                                                            89,576          22,999             146,709             58,970
                                                  ----------------- ---------------   -----------------   ----------------
Gross Profit                                               110,479          53,829             190,683             83,854

Expenses:
       General & administrative                            213,790         219,708             422,055            356,924
                                                  ----------------- ---------------   -----------------   ----------------
Operating Loss                                            (103,311)       (165,879)           (231,372)          (273,070)
                                                  ----------------- ---------------   -----------------   ----------------

Other Income (Expense):
     Interest income                                            83               -                  95                  1
     Miscellaneous income (expense) associated
        with  extending warrants                            62,680                             (15,670)                 -
     Cost associated with grant of call options                  -               -             (63,000)
     Settlement cost                                             -               -                   -             (1,790)
     Interest expense                                       (6,865)         (8,873)            (13,980)           (14,958)
                                                  ----------------- ---------------   -----------------   ----------------

 Total Other Income (Expense)                               55,898          (8,873)            (92,555)           (16,747)
                                                  ----------------- ---------------   -----------------   ----------------

Net Loss Before Provision for Income
     Taxes                                                 (47,413)       (174,752)           (323,927)          (289,817)

Income Taxes - Subsidiary                                        -            (199)                  -             (1,556)
                                                  ----------------- ---------------   -----------------   ----------------

Net Loss                                                  $(47,413)     $ (174,951)          $(323,927)       $  (291,373)
                                                  ================= ===============   =================   ================


Basic and Diluted Loss Per Share                          $  (0.00)     $    (0.00)          $   (0.00)       $     (0.00)
                                                  ================= ===============   =================   ================

Weighted Average Number
    of Common Shares Outstanding                        56,435,714      49,378,431          55,283,548         49,268,171
                                                  ================= ===============   =================   ================

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements

                              SOLPOWER CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)



                                                              Additional     Common                       Cumulative
                                      Common       Stock        Paid In      Stock         Accumulated    Translation
                                      Shares       Amount       Capital     Subscribed       Deficit        Account         Total
                                     -----------   --------   -----------   -----------    -------------   ----------  -------------
Balance, March 31, 2004                50,912,127  $509,122   $10,764,858     $  5,000     $(12,450,412)    $  2,708    $(1,168,724)
Issuance of common stock
 for conversion of debt                 1,060,000    10,600        39,400            -                -            -         50,000
Sale of common stock                    2,500,000    25,000       124,000       (5,000)               -            -        144,000
Common stock issued for
  services                              2,425,000    24,250       139,500            -                -            -        163,750
Proceeds from subscription
receivable of call options                      -         -        15,000            -                -            -         15,000
Costs associated with issuance
 of call options                                -         -        63,000            -                -            -         63,000
Miscellaneous expense associated
 with extending warrants                        -         -        15,670            -                -            -         15,670
Employee stock-based compensation               -         -         4,000            -                -            -          4,000
Change in cumulative translation
 account                                        -         -             -            -                -       (1,333)        (1,333)
Loss for the three months ended
 June 30, 2004 (Uunaudited)                     -         -             -            -                -     (323,927)      (323,927)

Balance, September 30, 2004          ------------  --------   -----------     ---------   --------------   ----------  -------------
 (Unaudited)                           56,897,127  $568,972   $11,165,428     $      -    $ (12,774,339)   $   1,375   $ (1,038,564)
                                     ============  ========   ===========     =========   ==============   ==========  =============

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Six Months Ended September 30,
                                                                           2004          2003
                                                                         ---------    ---------
Cash Flows From Operating Activities:
     Net Loss                                                            $(323,927)   $(291,373)

       Adjustments to reconcile net loss to net cash used by Operating activities:
          Depreciation and amortization                                      5,105       13,801
          Non-cash transactions                                            296,420       69,700

          Changes in operating assets and liabilities:
             Accounts receivable                                            92,842       (3,807)
             Subscriptions receivable                                      (15,466)           -
             Prepaid expenses                                             (239,441)        (235)
             Inventory                                                      49,507     (124,220)
             Deposit                                                          (400)           -
             Accounts payable - trade                                      (72,816)       4,597
                                           - related parties               (40,532)      (3,418)
             Accrued interest - related party                               11,816       11,817
             Accrued expenses                                                3,266       24,677
                                                                         ---------    ---------
                    Net Cash (Used) by Operating Activities               (233,626)    (298,461)
                                                                         ---------    ---------

Cash Flows from Investing Activities:
         Capital transactions                                                   37      (11,265)
                                                                         ---------    ---------
                    Net Cash Provided (Used) by Investing Activities:           37      (11,265)
                                                                         ---------    ---------

Cash Flows from Financing Activities:
     Proceeds from common stock sold and call options                      159,000            -
     Net advances from customer                                             99,812      309,632
     Payments on installment notes payable                                 (14,916)      (3,927)
                                                                         ---------    ---------
                    Net Cash Provided by Financing Activities              243,896      305,705
                                                                         ---------    ---------

Effect of Exchange Rate on Cash                                             (1,333)       1,171
                                                                         ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents                             8,974       (2,850)

Cash and Cash Equivalents, Beginning of Period                              96,487       71,790
                                                                         ---------    ---------

Cash and Cash Equivalents, End of Period                                 $ 105,461    $  68,940
                                                                         =========    =========

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Supplemental  Cash Flow Information:
Cash Paid For:
     Interest                                                            $       -    $     140
                                                                         =========    =========

     Income Taxes                                                        $       -    $       -
                                                                         =========    =========

Non-cash Investing and Financing:
     Issuance of common stock for services                               $ 163,750    $  69,700
                                                                         =========    =========

    Issuance of common stock for debt                                    $  50,000    $       -
                                                                         =========    =========

    Cost associated with call options issued                             $  63,000    $       -
                                                                         =========    =========

    Miscellaneous expense associated with extending warrants             $  15,670    $       -
                                                                         =========    =========

   Stock-based compensation                                              $   4,000    $       -
                                                                         =========    =========

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2004 included in the Company's Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the six-month period ended September 30, 2004, which have resulted in a deficiency in working capital of approximately $1,171,000 and an accumulated deficit of approximately $12,774,000 as of September 30, 2004.

During our fiscal years ended March 31, 2004 and 2003, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range.. Although sales may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of these products.

The Company will seek to list its stock for trading on the OTC Bulletin Board, which may give the Company a better ability to attract investors. The Company intends to raise capital through private placements to provide cash flow and enable us to expand our present business segments. Also, the Company has outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets of the Company at September 30, 2004 and March 31, 2004 include the accounts of Solpower Corporation and Virtual Technologies Pty Ltd (Australia) ("Virtual"), a wholly owned Australian subsidiary. The consolidated statement of operations and statement of cash flows for the six months ended September 30, 2004 and 2003 includes the activity of Solpower Corporation and Virtual. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from consignment sales are recognized when payments are received. The Company had no consignment sales during the presented periods.

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

During the six months ended September 30, 2004, two customer accounted for 96.5% of the Soltron(R) revenue. The customers referred to are major distributors of Soltron(R) product.

Inventory

Inventory at September 30, 2004 consists of the Soltron(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

The Company prepaid $143,721 in September 2004 for the delivery Soltron(R) concentrate from its Japan supplier and this amount is included in prepaid expenses on the balance sheet at September 30, 2004. The inventory was received in November 2004.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired. On an ongoing basis, management reviews the valuation of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows. The subsidiary with which this asset is associated with at September 30, 2004 was purchased on January 31, 2003 and in management's opinion there is no impairment of the fair value at September 30, 2004.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company had components of comprehensive income (loss) during the periods presented. A reconciliation of our net loss to our comprehensive net loss for the six months ended September 30, 2004 is as follows:

         Net loss                                               $(323,927)
               Other Comprehensive Income (Loss), Net of tax:
                 Foreign currency translation adjustment           (1,333)
                                                                 ---------
         Comprehensive Loss                                     $(325,260)
                                                                ==========

Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of September 30, 2004 and 2003, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At September 30, 2004, stock options representing 1,600,000 common shares were outstanding with exercise prices ranging between $0.15 and $1.00. The weighted average exercise price for outstanding options was $0.42. At September 30, 2004, stock warrants representing 1,567,500 common shares were outstanding with an exercise price of $0.20.

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

The Company purchased its wholly owned Australian subsidiary on January 31, 2003 and the foreign currency translation adjustment account is presented in the stockholders' equity section.

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

The Company recognized stock-based employee compensation for options issued to two employees during the three month period ended June 30, 2004 amounting to $4,000 and none was incurred in the other comparative periods presented.

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of 1,75 years, risk-free interest rates of two percent (2.25%), and a zero percent (0%) dividend yield.

Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method.

The effect on our net loss and loss per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123 "Accounting for Stock-Based Compensation," is as follows:

                                                 Three Months Ended                     Six Months Ended
                                                      September 30,                        September 30,

                                                  2005                2004                2005                 2004
                                                  ----                ----                ----                 ----
      Reported net loss                        $(47,413)        $(174,951)             $ (323,927)        $(291,373)
      Add - stock-based compensation
         expense included in reported
         net loss                                     -                 -                   4,000                 -
      Deduct - stock-based compensation
         expense determined under the
         fair value method                            -                 -                 (42,000)                -
                                               ---------        ----------             -----------        ----------
      Pro forma net loss                       $(47,413)        $(174,951)             $ (361,927)        $(291,373)
                                               =========        ==========             ===========        ==========

      Basic and diluted loss per share:
         As reported                           $  (0.00)        $   (0.00)             $    (0.00)        $   (0.00)
                                               =========        ==========             ===========        ==========
         Pro forma                             $  (0.00)        $   (0.00)             $    (0.00)        $   (0.00)
                                               =========        ==========             ===========        ==========

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Convertible Loan Payable to Related Party

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note originally was to mature on September 18, 2001, and was convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned, by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 are to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share, the market price of the shares on the date of assignment. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of September 30, 2004, no payments have been made on this obligation. The Company is currently in negotiations with Australian Agricultural Management Pty Ltd. to either extend the maturity of the note or convert it into common shares. This Note was subsequently converted to common shares in January 2005.

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

On June 1, 2004, the Company granted an aggregate of 400,000 call options to a director and to an employee for an aggregate consideration amount of $6,000. The call options are exercisable for a three- year period and at an exercise price of $0.15 a share.

NOTE 4 - EQUITY BASED TRANSACTIONS

Stock Issued for Services and Debt

On April 15, 2004, the Company issued 2,000,000 restricted shares of common stock for services at $0.05 per share.

On April 20, 2004, the Company issued 800,000 restricted shares of common stock at $0.03 per share in settlement of an outstanding account payable.

On July 24, 2004, the Company issued 260,000 restricted shares of common stock at $0.10 per share in settlement of an outstanding account payable.

On September 13, 2004, the Company issued 425,000 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement.

Common Stock and Options Sold

On April 20, 2004, the Company issued 600,000 shares of its, restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement.

On May 25, 2004, the Company issued 1,000,000 shares of its restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement.

On June 1, 2004, The Company issued 600,000 call options to three individuals and 400,000 call options to two employees for an aggregate total of 1,000,000 call options and reeived an aggregate consideration amount of $15,000. The call options are exercisable for a three year period and at an exercise price $0.15 a share.

On July 7, 2004, the Company issued 400,000 shares of its restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement.

On July 7, 2004, the Company issued 500,000 shares of its restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement.

NOTE 5 - SEGMENT REPORTING
Information concerning operations by industry segment is as follows (unaudited):

                                                                Three Months Ended                 Six Months Ended
                                                                   September 30,                    September 30,
              Revenues:                                       2004              2003              2004            2003
                                                              ----              ----              ----            ----
                   Fuel additive                           $ 119,141       $    9,233          $  180,359       $   10,702
                   Refrigerant                                80,914           67,595             157,033          132,122
                                                           ---------       ----------          ----------       ----------
                       Total Revenues                        200,055           76,828             337,392          142,824
                                                           =========       ==========          ==========       ==========

              Gross Profit:
                     Fuel additive                            66,315            5,526             105,330            5,127
                     Refrigerant                              44,164           48,303              85,353           78,727
                                                           ---------       ----------          ----------       ----------
                          Total Gross Profit                 110,479           53,829             190,683           83,854
                                                           =========       ==========          ==========       ==========

              Gross Profit Percent:
                     Fuel additive                             55.7%            59.9%               58.4%            47.9%
                                                           ---------       ----------          ----------       ----------
                     Refrigerant                               54.6%            71.5%               54.4%            59.6%
                                                           ---------       ----------          ----------       ----------
                          Total Gross Profit Percent           55.2%            70.1%               56.5%            58.7%
                                                           ---------       ----------          ----------       ----------

              General and Administrative Expenses:
                     Fuel additive                           153,565          174,581             298,488          283,042
                     Refrigerant                              60,225           45,127             123,567           73,882
                                                           ---------       ----------          ----------       ----------
                          Total Operating Expenses           213,790          219,708             422,055          356,924
                                                             -------          -------             -------          -------

              Operating( Loss) Profit:
                     Fuel additive                           (87,250)        (169,055)           (193,158)        (277,915)
                     Refrigerant                             (16,061)           3,176             (38,214)           4,845)
                                                           ---------       ----------          ----------       ----------
                         Total Operating Loss               (103,311)        (165,879)           (231,372)        (273,070)
                                                           ---------        ---------           ---------        ---------

              Other Income (Expense):
                   Fuel additive                              56,667           (5,942)            (90,778)         (13,816)
                   Refrigerant                                  (769)          (2,931)             (1,777)          (2,931)
                                                           ---------        ---------           ---------        ---------
                          Total Other Income (Expense)        55,898           (8,873)            (92,555)         (16,747)
                                                           ---------       ----------          ----------       ----------

              Provision for Income Taxes:
                   Fuel additive                                   -                -                   -                -
                   Refrigerant                                     -             (199)                  -           (1,556)
                                                           ---------       ----------          ----------       ----------
                          Total Income Taxes                       -             (199)                  -           (1,556)


              Net Income (Loss):
                       Fuel additive                         (30,583)        (174,997)           (283,936)        (291,731)
                       Refrigerant                           (16,830)              46             (39,991)             358
                                                           ---------       ----------          ----------       ----------
                          Total Net (Loss)                 $ (47,413)      $ (174,951)          $(323,927)       $(291,373)
                                                           =========       ==========          ==========       ==========

              Depreciation and Amortization:
                       Fuel additive                       $     199       $    4,408               $ 398        $   8,683
                       Refrigerant                             3,401            2,419               4,707            5,118
                                                           ---------       ----------          ----------       ----------
                        Total Depreciation & Amortization  $   3,600       $    6,827              $5,105        $  13,801
                                                           =========       ==========          ==========       ==========

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the six months ended September 30, 2004, which have resulted in a deficiency in working capital of approximately $1,171,000 as of September 30, 2004, and an accumulated deficit approximating $12,774,000.

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

Operating Results for the Three Months Ended September 30, 2004 and 2003

Revenues - Consolidated revenues for the three months ended September 30, 2004 were $200,055 as compared to $76,828 for the three months ended September 30, 2003. The increase in consolidated revenues of $123,227 was mainly attributable to increased Soltron(R) sales amounting to $109,908 in the United States. Revenues from SP34E(TM) sales from our wholly owned subsidiary also increased $13,319 in the current period over the prior year comparable period.

Gross Profit - Consolidated gross profit decreased from 70.1 % for the three months ended September 30, 2003 to 55.2% for the three months ended September 30, 2004. The decrease of 14.9% in consolidated gross profit percentage is mainly due to a higher gross profit margin attained on the SP34E(TM) revenue and the gross revenue from this segment represented 88% of total gross revenue for the period ended September 30, 2003 as compared to 40% for the current period ended September 30, 2004. The gross profit on Soltron(R) revenues for the current period ended decreased 4.2%, from the prior year comparable period. The total gross profit earned for the three months ended September 30, 2004 increased $56,650 to $110,479 as compared to $53,829 for the three months ended September30, 2003. This increase in gross profit is attributable to the increase in sales of Soltron(R).

General and Administrative Costs - Consolidated general and administrative costs for the three months ended September 30, 2004 were $213,790 as compared to $219,708 for the same period ended September 30, 2003, or a decrease of $5,918. This decrease is primarily comprised of decreased marketing and director fees incurred in Soltron(R) of approximately $56,500 offset by increased investor relations and sales costs of $35,400. Increased expenses in our wholly owned subsidiary were incurred in legal and accounting professional fees approximating $15,500.

Miscellaneous Income from Extending Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31,2004 to January 31, 2005. The warrants have an exercise price of $0.20 per unit. At September 30,2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at September 30, 2004. Utilizing the Black-Scholes option pricing model the revaluation of the extended warrants resulted in a credit to operations amounting to $62,680 for the quarter ended September 30, 2004.

Net Loss - The Company's total net loss for the three months ended September 30, 2004 was $47,413 as compared to a net loss of $174,951 incurred for the comparable three-month period ended September 30, 2003. The decrease in net loss amounting to $127,538 for the current three-month period as compared to the prior year comparable period is attributable to the increased revenue and gross profit generated by Soltron(R) during the current period.

Operating Results for the Six Months Ended September 30, 2004 and 2003

Revenues - Consolidated revenues for the six months ended September 30, 2004 were $337,392 as compared to $142,824 for the six months ended September 30, 2003. The increase in consolidated revenues of $194,568 was mainly attributable to increased Soltron(R) sales amounting to $169,657 in the United States. Revenues from SP34E(TM) sales from our wholly owned subsidiary also increased $24,911 in the current period over the prior year comparable period.

Gross Profit - Consolidated gross profit decreased from 58.7 % for the six months ended September 30, 2003 to 56.5% for the six months ended September 30, 2004. The decreased consolidated gross profit of 2.2% is mainly due to a lower gross profit margin attained on the Soltron(R) revenue as gross revenue from this revenue represented 53.5% of total gross revenue for the current period ended September 30, 2004 as compared to 7.5% for the comparable period ended September 30, 2003. The gross profit on Soltron(R) revenues for the current period ended increased 10.5%, from the prior year comparable period. The increase in the Soltron(R) gross profit is mainly attributable to the elimination of the production overhead at the Phoenix, Arizona location and outsourcing the current production of the product. The total consolidated gross profit earned for the six months ended September 30, 2004 increased $106,829 to $190,683 as compared to $83,854 for the six months ended September 30, 2003. This increase in gross profit is attributable to the increase in sales of Soltron(R).

General and Administrative Costs - Consolidated general and administrative costs for the six months ended September 30, 2004 were $422,055 as compared to $356,924 for the same period ended September 30, 2003, or an increase of $65,131. This increase is comprised primarily of increased sales, investor relations and legal and accounting professional fee costs incurred in the Soltron(R) segment approximating $92,800 and offset by a decreases in consulting fees, amortization of intangibles, group insurance, marketing and office rent costs amounting to $81,300. Increased expenses in our wholly owned subsidiary were incurred in the areas of legal and accounting professional fees, business promotion and wages and approximated $45,300.

Costs Associated with Issuance of Options - During the three-month period ended June 30, 2004, we incurred a $63,000 charge for the issuance of 600,000 call options to three individuals. The cost associated with the issuance of the call options was determined utilizing the Black-Sholes option-pricing model. .

Miscellaneous Expense from Extending Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005. The warrants have an exercise price of $0.20 per unit. At September 30,2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at June 30, 2004 and September 30, 2004. Utilizing the Black-Scholes option-pricing model, the revaluations of the extended warrants resulted in a charge to operations amounting to $15,670 for the six months ended September 30, 2004.
      .
Net Loss - The Company's total net loss for the six months ended September 30, 2004 was $323,927 as compared to a net loss of $291,373 incurred for the comparable six-month period ended September 30, 2003. The increased loss amounting to $32,554 for the current six-month period is mainly attributable to the aforementioned increased expenses and costs associated with the issuance of options.

Plan of Operation

We continue to report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron(R) product sales, together with the consolidation of income from our wholly-owned subsidiary, Virtual Technologies Pty Ltd. Virtual Technologies will determine a plan of action and marketing implementation for the SP34E(TM) product line for implementation during our fiscal year 2005. Because of limited operating capital, we anticipate no material increase in sales in these product lines in fiscal year 2005. During the year ended March 31, 2004, management continued to reduce operating overhead and maintains operational efficiency with a minimum of administrative overhead. We currently are concentrating our focus on the Soltron(R) product line by identifying additional distributors and developing direct sales activities in new markets such as international sales, bulk users, small generation power plants and commercial uses in metropolitan city fleets. Virtual Technologies concentrates its efforts on SP34E(TM) sales in Australia and new international market opportunities.

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

Liquidity and Capital Reserves

Product sales did not provide sufficient working capital to fund our operations during the six-month period ended September 30, 2004. Operations utilized $233,626 of cash during this period. Additional liquidity was provided by the sale of common stock and advances from a major customer. During this same period for the comparables reporting period, $298,461 was utilized by operations. Additional liquidity was provided during this period from mainly advances from a major customer. As of September 30, 2004, we had no commitments for capital expenditures.

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

Control by Existing Stockholders/Foreign Stockholders - Our principal stockholder, formerly Dominion Capital, and now Australian Agricultural Management Pty Ltd., and its affiliates own or control a substantial block of our outstanding common stock. Accordingly, these stockholders, acting together, are able to effectively control matters requiring approval by our stockholders, including the election of our board of directors and approval of certain significant transactions. Dominion Capital and Australian Agriculture Management Pty Ltd. are domiciled in Australia and if we, or our stockholders, were to bring legal action against it, its domicile in a foreign country may prevent it from being subject to jurisdiction of a United States court. While our stockholders or we may be able to proceed against these entities in an Australian court, such actions may be prohibitively expensive and an Australian court may not recognize claims or provide remedies similar to those available in United States courts.

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

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, any other factors that could significantly affect these controls subsequent to the evaluation date.

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
None.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On July 7, 2004, the Company issued 400,000 shares of its restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement.

On July 7, 2004, the Company issued 500,000 shares of its restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement.

On July 24, 2004, the Company issued 260,000 restricted shares of common stock at $0.10 per share in settlement of an outstanding account payable.

On September 13, 2004, the Company issued 425,000 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement.

Proceeds from the sale of equity securities was utilized as working capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

Dated:  August 26, 2005            SOLPOWER CORPORATION

                                   By: /s/ James H. Hirst
                                   ----------------------
                                   James H. Hirst
                                   President, Chief Executive Officer, Principal Accounting Officer and Director