Form 10QSB
period 2004-12-31
SOLPOWER CORP
filed 2005-09-06
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------


           (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

         The number of shares outstanding of each of the issuer's classes of common equity was 57,442,626 shares of common stock, par value $0.01, as of December 31, 2004.

Transitional Small Business Disclosure Format (check one):

                  Yes                       No       X
                      --------------           ---------------

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                            Page
Item 1.  Financial Statements...............................................................................................  2
         Consolidated Balance Sheets
                  December 31, 2004 (Unaudited) and March 31, 2004..........................................................  2
         Consolidated Statements of Operations
                  For the Three Months and Nine Months Ended December 31, 2004 (Unaudited)
                  and 2003 (Unaudited)......................................................................................  3
         Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended December 31, 2004 (Unaudited)...................................................  4
         Consolidated Statements of Cash Flows
                  For the Three Months and the Nine Months Ended December 31, 2004 (Unaudited)
                  and 2003 (Unaudited)......................................................................................  5

         Notes to the Consolidated Financial Statements.....................................................................  7

Item 2.  Management's Discussion and Analysis and Plan of Operations ....................................................... 15

Item 3. Controls and Procedures............................................................................................. 21

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................................. 22

Item 2.  Unregistered sales of equity Securities and Use of Proceeds........................................................ 22

Item 3.  Defaults upon Senior Securities.................................................................................... 22

Item 4.  Submission of Matters to a Vote of Security Holders ............................................................... 22

Item 5.  Other Information.................................................................................................. 22

Item 6. Exhibits............................................................................................................ 22

SIGNATURES ................................................................................................................. 23

CERTIFICATIONS ............................................................................................................. 24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                     December 31,
                                                                        2004          March 31,
                                                                     (Unaudited)        2004
                                                                    ------------    ------------
 Current Assets:
     Cash and cash equivalent                                       $    105,218    $     96,487
     Accounts receivable                                                  59,234         142,379
     Subscriptions receivable                                             18,265               -
     Prepaid expenses                                                     82,217           5,030
     Inventory                                                           200,228         131,045
                                                                    ------------    ------------
                  Total Current Assets                                   465,162         374,941

Property and Equipment, net                                               59,211          63,081

Other Assets:
     Deposit                                                                 400               -
     Goodwill                                                             75,291          75,291
                                                                    ------------    ------------
                                                                    $    600,064    $    513,313
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                              $     24,078    $     31,622
     Loans payable to related party                                      471,365               -
     Customer advances                                                   364,483         351,030
     Accounts payable - trade                                            312,675         347,801
                      - related party                                    226,657         267,716
     Accrued interest - related party                                     48,557          30,800
     Accrued expenses                                                    176,438         169,436
                                                                    ------------    ------------
                  Total Current Liabilities                            1,624,253       1,198,405

Long-Term Liabilities:
     Notes payable, net of current portion                                     -          12,267
     Loans payable to related party                                            -         471,365
                                                                    ------------    ------------
                  Total Liabilities                                    1,624,253       1,682,037
                                                                    ------------    ------------

Commitments and Contingencies

Stockholders' Deficit:
     Preferred stock; $0.001 par value, 5,000,000 shares
         authorized; issued and outstanding, none                              -               -
   Common stock; $0.01 par value, 100,000,000 shares
         authorized; issued and outstanding 57,442,626 shares and
          50,912,127 shares, respectively                                574,427         509,122
     Additional Paid in Capital                                       11,206,578      10,764,858
     Common stock subscribed                                                   -           5,000
     Accumulated Deficit                                             (12,804,319)    (12,450,412)
     Foreign currency translation adjustment                                (875)          2,708
                                                                    ------------    ------------
                  Total Stockholders' Deficit                         (1,024,189)     (1,168,724)
                                                                    ------------    ------------
                                                                    $    600,064    $    513,313
                                                                    ============    ============

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended                  Nine Months Ended
                                                                 December 31,                         December 31,
                                                               ------------------                  -----------------
Revenues:                                                     2004             2003               2004              2003
                                                              ----             ----               ----              ----
       Fuel additive                                         $184,582      $    42,261         $  364,941         $   52,963
       Refrigerant                                            103,847          121,984            260,880            254,106
                                                       ---------------  ---------------   ----------------    ---------------
         Total Revenues                                       288,429          164,245            625,821            307,069
                                                       ---------------  ---------------   ----------------    ---------------

Cost of Sales:
      Fuel additive                                            83,553           13,958            158,582             19,533
      Refrigerant & cylinders                                  36,893           40,707            108,573             94,102
                                                       ---------------  ---------------   ----------------    ---------------
                                                              120,446           54,665            267,155            113,635
                                                       ---------------  ---------------   ----------------    ---------------

Gross Profit                                                  167,983          109,580            358,666            193,434

Expenses:
       General & administrative                               207,147          186,653            629,202            543,577
                                                       ---------------  ---------------   ----------------    ---------------
Operating Loss                                                (39,164)         (77,073)          (270,536)          (350,143)
                                                       ---------------  ---------------   ----------------    ---------------

Other Income (Expense):
     Interest income                                              199                -                294                  1
     Miscellaneous expense associated  from extending          15,670                -                  -                  -
        warrants
     Cost associated with options                                   -                -            (63,000)                 -
     Settlement cost                                                -                -                  -             (1,790)
     Interest expense                                          (6,685)          (7,600)           (20,665)           (22,558)
                                                       ---------------  ---------------   ----------------    ---------------

 Total Other Income (Expense)                                   9,184           (7,600)           (83,371)           (24,347)
                                                       ---------------  ---------------   ----------------    ---------------

Net Loss Before Provision for Income
     Taxes                                                    (29,980)         (84,673)          (353,907)          (374,490)

Income Taxes - Subsidiary                                           -           (1,492)                 -             (3,048)
                                                       ---------------  ---------------   ----------------    ---------------

Net Loss                                                   $  (29,980)     $   (86,165)        $ (353,907)         $(377,538)
                                                       ===============  ===============   ================    ===============


Basic Loss Per Share                                       $    (0.00)     $     (0.00)            $(0.00)         $   (0.00)
                                                       ===============  ===============   ================    ===============

Weighted Average Number
    of Common Shares Outstanding                           57,166,753       50,912,127         55,908,992         49,836,491
                                                       ===============  ===============   ================    ===============

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

                                                              Additional     Common                       Cumulative
                                      Common       Stock        Paid In      Stock         Accumulated    Translation
                                      Shares       Amount       Capital     Subscribed       Deficit        Account       Total
                                     -----------   --------   -----------   -----------    ------------     ---------  ------------
Balance, March 31, 2004               50,912,127   $509,122   $10,764,858     $  5,000     $(12,450,412)    $   2,708   $(1,168,724)

Issuance of common stock
 for conversion of debt                1,180,000     11,800        56,200            -                -             -        68,000
Sale of common stock                   2,883,333     28,833       162,334       (5,000)               -             -       186,167
Common stock issued for
 services                              2,467,166     24,672       141,186            -                -             -       165,858
Proceeds from issuance
 of call options                               -          -        15,000            -                -             -        15,000
Costs associated with
 issuance of call options                      -          -        63,000            -                -             -        63,000
Employee stock-based
 compensation                                  -          -         4,000            -                -             -         4,000
Change in cumulative
 translation account                           -          -             -            -                -        (3,583)       (3,583)
Loss for the nine months
 ended December 31, 2004
 (Uunaudited)                                  -          -             -            -         (353,907)            -      (353,907)
                                     -----------   --------   -----------   -----------    ------------     ---------  ------------
Balance December 31, 2004
 (Unaudited)                          57,442,626   $574,427   $11,206,578   $        -     $(12,804,319)    $    (875)  $(1,024,189)
                                     ===========   ========   ===========   ===========    ============     =========  ============

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended December 31,
                                                                           2004          2003
                                                                           ----          ----
Cash Flows From Operating Activities:
     Net Loss                                                            $(353,907)   $(377,538)

     Adjustments to reconcile net loss to net cash used by Operating activities:
          Depreciation and amortization                                      9,732       22,207
          Non-cash transactions                                            300,858       69,700

          Changes in operating assets and liabilities:
             Accounts receivable                                            83,145      (76,479)
             Subscription receivable                                       (18,265)           -
             Prepaid expenses                                              (77,187)         588
             Inventory                                                     (69,183)    (119,818)
             Deposit                                                          (400)           -
             Accounts payable - trade                                      (35,126)      46,076
                              - related parties                            (41,059)      (6,259)
             Accrued interest - related party                               17,757       17,757
             Accrued expenses                                                7,002       32,120
                                                                         ---------    ---------
                   Net Cash (Used) by Operating Activities                (176,633)    (391,646)
                                                                         ---------    ---------
Cash Flows from Investing Activities:
     Capital Expenditures                                                   (5,862)     (20,851)
                                                                         ---------    ---------
                   Net Cash (Used) by Investing Activities:                 (5,862)     (20,851)
                                                                         ---------    ---------

Cash Flows from Financing Activities:
     Proceeds from common stock sold and call options                      201,167            -
     Net advances from customer                                             13,453      414,076
     Payments on installment notes payable                                 (19,811)      (4,713)
                                                                         ---------    ---------
                   Net Cash Provided by Financing Activities               194,809      409,363
                                                                         ---------    ---------
Effect of Exchange Rate on Cash                                             (3,583)       2,349
                                                                         ---------    ---------
Increase (Decrease) in cash and Cash Equivalents                             8,731         (785)

Cash and Cash Equivalents, Beginning of Period                              96,487       71,790
                                                                         ---------    ---------
Cash and Cash Equivalents, End of Period                                 $ 105,218    $  71,005
                                                                         =========    =========

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Supplemental Cash Flow Information:
Cash Paid For:
     Interest                                                            $       -    $       -
                                                                         =========    =========

     Income Taxes                                                        $       -    $       -
                                                                         =========    =========

Non-cash Investing and Financing:
  Issuance of  common stock for services                                 $ 165,858    $  69,700
                                                                         =========    =========

  Issuance of common stock for debt                                      $  68,000    $       -
                                                                         =========    =========

  Cost associated with options issued                                    $  63,000    $       -
                                                                         =========    =========

  Employee stock-based compensation                                      $   4,000    $       -
                                                                         =========    =========

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2004 included in the Company's Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the nine-month period ended December 31, 2004, which have resulted in a deficiency in working capital of approximately $1,159,000 and an accumulated deficit of approximately $12,804,000 as of December 31, 2004.

During our fiscal years ended March 31, 2004 and 2003, and continuing during the current fiscal year, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range.. Although sales may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of these products.

In 2005 the Company intends to bring a new executive management team that has experience in business development, product line development, background in distribution channels and development of strategic business alliances. The Company anticipates exploring expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets of the Company at December 31, 2004 and March 31, 2004 include the accounts of Solpower Corporation and Virtual Technologies Pty Ltd (Australia) ("Virtual"), a wholly owned Australian subsidiary. The consolidated statements of operations and statements of cash flows for the nine months ended December 31, 2004 and 2003 includes the activity of Solpower Corporation and Virtual. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from consignment sales are recognized when payments are received. The Company has no consignment sales during the periods presented.

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

During the nine month period ended December 31, 2004, two customers accounted for 97.3% of the Company Soltron(R) revenue. The customers referred to are major distributors of Soltron(R) product.

Inventory

Inventory at December 31, 2004 consists of the Soltron(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired. On an ongoing basis, management reviews the valuation of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows. The subsidiary with which this asset is associated with at December 31, 2004 was purchased on January 31, 2003 and in management's opinion there is no impairment of the fair value at December 31, 2004.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company had components of comprehensive income (loss) during the periods presented. A reconciliation of our net loss to our comprehensive net loss for the nine months ended December 31, 2004 is as follows:

           Net loss                                               $(353,907)
                 Other Comprehensive Income (Loss), Net of tax:
                   Foreign currency translation adjustment           (3,583)
                                                                  ----------
           Comprehensive Loss                                     $(357,490)
                                                                  ==========

Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of December 31, 2004 and 2003, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At December 31, 2004, stock options representing 1,600,000 common shares were outstanding with exercise prices ranging between $0.15 and $1.00. The weighted average exercise price for outstanding options was $0.42. At December 31, 2004, stock warrants representing 1,567,500 common shares were outstanding with an exercise price of $0.20.

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

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of 1.75 years, risk-free interest rates of two percent (2.25%), and a zero percent (0%) dividend yield.

Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method.

The effect on our net loss and loss per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123 "Accounting for Stock-Based Compensation," is as follows:

                                                   Three Months Ended                   Six Months Ended
                                                       September 30,                       September 30,
                                                  2005                2004             2005             2004
                                                   ----               ----             ----             ----
      Reported net loss                         $(29,980)          $(86,165)         $(353,907)      $(377,538)
      Add - stock-based compensation
         expense included in reported
         net loss                                      -                  -              4,000               -
      Deduct - stock-based compensation
         expense determined under the
         fair value method                             -                  -            (42,000)              -
                                                ---------          ---------         ----------      ----------
      Pro forma net loss                        $(29,980)          $(86,165)         $(391,907)      $(377,538)
                                                =========          =========         ==========      ==========

      Basic and diluted loss per share:
         As reported                            $  (0.00)          $  (0.00)         $   (0.00)      $   (0.00)
                                                =========          =========         ==========      ==========
         Pro forma                              $  (0.00)          $  (0.00)         $   (0.00)      $   (0.00)
                                                =========          =========         ==========      ==========

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Convertible Loan Payable to Related Party

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note originally was to mature on September 18, 2001, and were convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned by Dominion Capital Pty Ltd to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813are to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share, the market price of the shares on the date of assignment. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of December 31, 2004, no payments have been made on this obligation. The Company has negotiated with Australian Agricultural Management Pty Ltd. to convert the note and accrued interest into common shares. The Note and accrued interest were converted to common shares in January 2005.

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

Issuance of Options to Director and Employee

On June 1, 2004, the Company issued an aggregate of 400,000 call options to a director and to an employee for an aggregate consideration amount of $6,000. The call options are exercisable for a three-year period and at an exercise price of $0.15 a share.

NOTE 4 - EQUITY BASED TRANSACTIONS

Stock Issued for Services and Debt

On April 15, 2004, the Company issued 2,000,000 restricted shares of common stock for services at $0.05 per share.

On April 20, 2004, the Company issued 800,000 restricted shares of common stock at $0.03 per share in settlement of outstanding account payable.

On July 24, 2004, the Company issued 260,000 restricted shares of common stock in settlement of outstanding account payable at $0.10 per share.

On September 13, 2004, the Company issued 425,000 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement.

On October 1, 2004, the Company issued 120,000 restricted shares of common stock in settlement of outstanding account payable at $0.15 per share.

On November 30, 2004, the Company issued 42,166 restricted shares of common stock for services at $0.05 per share.

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

On November 11, 2004, the Company issued 383,333 shares of its restricted common stock at $0.11 per share pursuant to the sale of common stock in a private placement.

NOTE 5 - SEGMENT REPORTING

Information concerning operations by industry segment is as follows (unaudited):

                                                                Three Months Ended                 Nine Months Ended
                                                                   December 31,                       December 31,
              Revenues:                                       2004             2003               2004            2003
                                                              ----             ----               ----            ----
                   Fuel additive                           $ 184,582         $ 42,261           $ 364,941         $ 52,963
                   Refrigerant                               103,847          121,984             260,880          254,106
                                                           ----------        ---------          ----------        ---------
                       Total Revenues                        288,429          164,245             625,821          307,069
                                                           ==========        =========          ==========        =========
              Gross Profit:
                     Fuel additive                           101,029           28,303             206,359           33,430
                     Refrigerant                              66,954           81,277             152,307          160,004
                                                           ----------        ---------          ----------        ---------
                          Total Gross Profit                 167,983          109,580             358,666          193,434
                                                           ==========        =========          ==========        =========

              Gross Profit Percent:
                     Fuel additive                             54.7%            67.0%               56.5%            63.1%
                                                           ----------        ---------          ----------        ---------
                     Refrigerant                               64.5%            66.6%               58.4%            63.0%
                                                           ----------        ---------          ----------        ---------
                          Total Gross Profit Percent           58.2%            66.7%               57.3%            63.0%
                                                           ----------        ---------          ----------        ---------

              General and Administrative Expenses:
                     Fuel additive                           131,274          108,617             429,762          391,659
                     Refrigerant                              75,873           78,036             199,440          151,918
                                                           ----------        ---------          ----------        ---------
                          Total Operating Expenses           207,147          186,653             629,202          543,577
                                                           ----------        ---------          ----------        ---------

              Operating(Loss) Profit:
                     Fuel additive                           (30,245)         (80,314)           (223,403)        (358,229)
                     Refrigerant                              (8,919)           3,241             (47,133)           8,086
                                                           ----------        ---------          ----------        ---------
                         Total Operating Loss                (39,164)         (77,073)           (270,536)        (350,143)
                                                           ----------        ---------          ----------        ---------

              Other Income (Expense):
                   Fuel additive                               9,729           (6,200)            (81,049)         (20,016)
                   Refrigerant                                  (545)          (1,400)             (2,322)          (4,331)
                                                           ----------        ---------          ----------        ---------
                          Total Other Income (Expense)         9,184           (7,600)            (83,371)         (24,347)
                                                           ----------        ---------          ----------        ---------

              Provision for Income Taxes:
                   Fuel additive                                   -                -                   -                -
                   Refrigerant                                     -           (1,492)                  -           (3,048)
                                                           ----------        ---------          ----------        ---------
                          Total Income Taxes                       -           (1,492)                  -           (3,048)
                                                           ----------        ---------          ----------        ---------
              Net Income (Loss):
                       Fuel additive                         (20,516)         (86,508)           (304,452)        (378,239)
                       Refrigerant                            (9,464)             343             (49,455)             701
                                                           ----------        ---------          ----------        ---------
                          Total Net (Loss)                 $ (29,980)        $(86,165)          $(353,907)       $(377,538)
                                                           ==========        =========          ==========        =========

              Depreciation and Amortization:
                       Fuel additive                       $     199           $5,987               $ 597          $14,670
                       Refrigerant                             4,428            2,419               9,135            7,537
                                                           ---------         ---------          ----------        ---------
                         Total Depreciation & Amortization $   4,627           $8,406              $9,732          $22,207
                                                           ==========        =========          ==========        =========

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the nine months ended December 31, 2004, which have resulted in a deficiency in working capital of approximately $1,160,000 as of December 31, 2004, and an accumulated deficit approximating $12,804,000.

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

Operating Results for the Three Months Ended December 31, 2004 and 2003

Revenues - Consolidated revenues for the three months ended December 31, 2004 were $288,429 as compared to $164,245 for the three months ended June 30, 2003. The increase in revenues of $124,184 was mainly attributable to increased Soltron(R) sales amounting to $142,321 in the United States. Revenues from SP34E(TM) sales from our wholly owned subsidiary decreased $18,137 during the current three-month period as compared to the prior year three-month period.

Gross Profit - Consolidated gross profit decreased from 66.7 % for the three months ended December 31, 2003 to 58.2% for the three months ended December 31, 2004. The decrease of 8.5% in consolidated gross profit is mainly due to a higher gross profit margin attained on the SP34E(TM) revenue and the gross revenue from this represented 74% of total gross revenue for the period ended December 31, 2003 as compared to 36% for the current period ended December 31, 2004. The gross profit on Soltron(R) revenues for the current period ended decreased 12.3%, from the prior year comparable period. The higher gross profit for the period ended December 31, 2003 was attributable to sales of Soltron (R) concentrate as compared to sales of the finished Soltron(R) product. The consolidated gross profit earned for the three months ended December 31, 2004 increased $58,403 to $167,983 as compared to $109,580 for the three months ended December 31, 2003. This increase in gross profit is attributable to the increase in sales of Soltron(R) .

General and Administrative Costs - Consolidated general and administrative costs for the three months ended December 31, 2004 were $207,147 as compared to $186,653 for the same period ended December 31, 2003, or an increase of $20,494. This increase is comprised of decreases in amortization, bad debt write-off, consulting fees and insurance approximating $26,600 relating to Soltron(R) and offset by increases in investor relations, legal, marketing and sales costs incurred approximating $51,100 with respect to Soltron(R). Increased expenses of our wholly owned subsidiary were incurred in the areas of legal and accounting professional fees and business promotion approximating $31,100 and offset by a decrease in consulting fees approximating $40,700.

Miscellaneous Income from Extending Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31,2004 to January 31, 2005. The warrants have an exercise price of $0.20 per unit. At September 30,2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at September 30, 2004 utilizing the Black-Scholes option-pricing model. The revaluation of the extended warrants resulted in a credit to operations amounting to $15,670 for the quarter ended December 31, 2004.

Net Loss - The Company's consolidated net loss for the three months ended December 31, 2004 was $29,980 as compared to a net loss of $86,165 incurred for the comparable three-month period ended December 31, 2003. The decrease in consolidated net loss amounting to $56,185 for the current three-month period as compared to the prior year comparable period is attributable to the increased revenue and gross profit generated by Soltron(R) during the current period.

Operating Results for the Nine Months Ended December 31, 2004 and 2003

Revenues - Consolidated revenues for the nine months ended December 31, 2004 were $625,821 as compared to $307,069 for the nine months ended December 31, 2003. The increase in revenues of $318,752 was mainly attributable to increased Soltron(R) sales amounting to $311,978 in the United States. Revenues from SP34E(TM) sales from our wholly owned subsidiary also increased $6,774 in the current period over the prior year comparable period.

Gross Profit - Consolidated gross profit decreased from 63% for the nine months ended December 31, 2003 to 57.3% for the nine months ended December 31, 2004. The decreased consolidated gross profit of 5.7% is mainly due to a lower gross profit margin attained on the Soltron(R) revenue and gross revenue from this segment represented 58.3% of total gross revenue for the current period ended December 31, 2004 as compared to 17.2% for the comparable period ended December 31, 2003. The gross profit on Soltron(R) revenues for the current period ended decreased 6.6%, from the prior year .The higher gross profit for the period ended December 31, 2003 was attributable to sales of Soltron(R) concentrate sold at a higher gross profit margin as compared to sales of the finished Soltron(R) product sold in the current comparable period. The total gross profit earned for the nine months ended December 31, 2004 increased $165,232 to $358,666 as compared to $193,434 for the nine months ended December 31, 2003. This increase in gross profit is attributable to the increase in sales and gross profit of Soltron(R) .

General and Administrative Costs - Consolidated general and administrative costs for the nine months ended December 31, 2004 were $629,202 as compared to $543,577 for the same period ended December 31, 2003, or an increase of $85,625. This increase is comprised of increased sales, investor relations and legal and accounting professional fee costs incurred in the Soltron(R) segment approximating $130,300 and offset by a decreases in consulting fees, amortization of intangibles, bad debt write-offs, group insurance, marketing and office rent costs approximating $95,100. Increased expenses of our wholly owned subsidiary were incurred in the areas of legal and accounting professional fees and business promotion costs approximating $70,500 and a decrease in wages and consulting fees approximating $26,400.

Costs Associated with Issuance of Options - During the three-month period ended June 30, 2004, we incurred a $63,000 charge for the issuance of 600,000 call options to three individuals. The costs associated with the issuance of the call options were determined utilizing the Black-Sholes option-pricing model.

Miscellaneous Expense from Extending Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005. The warrants have an exercise price of $0.20 per unit. At December 31, 2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at June 30, 2004, September 30, 2004 and December 31, 2004 utilizing the Black-Scholes option pricing model. The revaluations of the extended warrants resulted in no effect on our operations for the nine months ended December 31, 2004.

Net Loss - The Company's total net loss for the nine months ended December 31, 2004 was $353,907 as compared to a net loss of $377,538 incurred for the comparable nine-month period ended December 31, 2003. The decreased loss amounting to $23,631 for the current nine-month period is attributable to the increase gross profit generated by sales and offset increased general and administrative costs and a $63,000 charge incurred on the issuance options.

Plan of Operation

We continue to report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron(R) product sales, together with the consolidation of income from our wholly-owned subsidiary, Virtual Technologies Pty Ltd Virtual Technologies will determine a plan of action and marketing implementation for the SP34E(TM) product line for implementation during the fiscal year 2005. Because of limited operating capital, we anticipate no material increase in sales in these product lines in fiscal year 2005. During the year ended March 31, 2004, management continued to reduce operating overhead and maintain operational efficiency with a minimum of administrative overhead. We currently are concentrating our focus on the Soltron(R) product line by identifying additional distributors and developing direct sales activities in new markets such as international sales, bulk users, small generation power plants and commercial uses in metropolitan city fleets. Virtual Technologies concentrates its efforts on SP34E(TM) sales in Australia and new international market opportunities.

During our fiscal years ended March 31, 2004 and 2003, and continuing during the current fiscal year, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range. Although sales may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of these products.

In 2005 the Company intends to bring a new executive management team that has experience in business development, product line development, background in distribution channels and development of strategic business alliances. The Company anticipates exploring expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions.

We intend to have our securities quoted on the OTC Bulletin Board in 2005, which may provide a better ability to attract investors. We are in process of completing our Securities Act filings to facilitate this process. We intend to raise capital to provide cash flow and to expand our present operations. We also have outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

Liquidity and Capital Reserves

Product sales did not provide sufficient working capital to fund our operations during the nine-month period ended December 31, 2004. Operations utilized $176,633 of cash during this period. Additional liquidity was provided by the sale of common stock and advances from a major customer. During this same period for the comparables reporting period, $391,646 was utilized by operations. Additional liquidity was provided during this period from mainly advances from a major customer. As of December 31, 2004, we had no commitments for capital expenditures.

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

On July 7, 2004, the Company issued 500,000 shares of its restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement. On July 24, 2004, the Company issued 260,000 restricted shares of common stock in settlement of outstanding account payable at $0.10 per share.

On September 13, 2004, the Company issued 425,000 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement.

On October 1, 2004, the Company issued 120,000 restricted shares of common stock in settlement of outstanding account payable at $0.15 per share.

On November 11, 2004, the Company issued 383,333 shares of its unregistered, restricted common stock at $0.11 per share pursuant to the sale of common stock in a private placement.

On November 30, 2004, the Company issued 42,166 restricted shares of common stock for services at $0.05 per share.

Proceeds from the sale of equity securities was utilized as working capital.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

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

Dated:  August 26, 2005        SOLPOWER CORPORATION

                               By: /s/ James H. Hirst
                                  -------------------
                                  James H. Hirst
                                  President, Chief Executive Officer, Principal Accounting Officer and Director