Form 10KSB
period 2005-03-31
SOLPOWER CORP
filed 2005-09-23
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________


                        Commission File Number: 000-29780


                              SOLPOWER CORPORATION
                 (Name of Small Business Issuer in its Charter)

               Nevada                                         87-0384678
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                       Identification No.)

11555 Heron Bay Boulevard Suite 200                           33076
        Coral Springs, FL                                  (Zip Code)
(Address of principal executive offices)

                                 (954) 603-0520
                          (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No _X_.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended March 31, 2005 were $1,128,111.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2005 was approximately $11,653,251.

The number of shares outstanding of the registrant's classes of common stock, as of March 31, 2005 was 69,309,727 shares. No shares of the registrant's preferred stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):  Yes___  No  _X_ .

                              SOLPOWER CORPORATION

                            _ _ _ _ _ _ _ _ _ _ _ _ _

                        INDEX TO THE FORM 10-KSB FOR THE
                        FISCAL YEAR ENDED MARCH 31, 2005

   ITEM 1.    DESCRIPTION OF BUSINESS.............................................................................1
   ITEM 2.    DESCRIPTION OF PROPERTY............................................................................11
   ITEM 3.    LEGAL PROCEEDINGS..................................................................................11
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................12
   ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................................12
   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................................14
   ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS..................................................................18
   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............42
   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; AUDIT COMMITTEE FINANCIAL
              EXPERT; CODE OF ETHICS.............................................................................43
   ITEM 10.   EXECUTIVE COMPENSATION.............................................................................44
   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................46
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................47
   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................................................48
   ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................................49

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

Soltron(R). Soltron(R) is an enzyme-based liquid fuel-enhancing product that was developed over a period of 18 years by a group of scientists at the Japanese Institute of Bio-Energy. Use data has shown that when added to liquid fossil fuels Soltron(R) reduces particulate exhaust emissions and smoke, improves fuel economy, controls fuel sludge and other impurities and ultimately lowers engine maintenance costs. In addition, when mixed with liquid fuels, Soltron(R) changes the fuel's molecular structure and improves its oxygen absorption and combustion efficiency. Soltron(R)'s enzymes are naturally powerful surfactants and dispersants. Damaging fuel contaminants such as sludge, fungi and mold are broken down and lose their ability to stick to tank walls and lines. The resulting microscopic particulate is combusted, while larger contaminants are filtered out. The dispersion of microbial contamination reduces corrosive attack on fuel tanks, pumps and injectors. Soltron(R) can be added to all liquid fossil fuels including gasoline, diesel and light and heavy oils at the fuel pump or in bulk fuel tanks and has gained acceptance in the marine industry where biological fuel contamination is a persistent problem.

Soltron(R) is marketed as a natural enzyme product that will reduce emissions, improve fuel economy and reduce engine maintenance. Soltron(R) has been sold commercially in Japan since 1993 and in Australia since 1996 and was awarded the 1997 Best New Aftermarket Product Award (Chemical) by the Australian Automotive Aftermarket Association.

SP34E(TM). SP34E(TM) is a non-ozone depleting refrigerant developed in Japan by the Kinoh-Kinzohu Company as a replacement for ozone-depleting fluorinated refrigerants commonly used prior to newly enacted environmental regulations phasing out ozone-depleting fluorinated refrigerants. Through our subsidiary, Virtual Technologies Pty Ltd., we currently market and sell SP34E(TM) in Japan, Australia, New Zealand and other Pacific Rim countries. Significant use data has been developed for this product, the results of which have consistently shown that SP34E(TM) is an acceptable near "drop-in" replacement for CFC-R-12 in mineral oil based refrigerant applications. SP34E(TM) generally does not require replacement of mechanical components or removal of mineral oils that are found in older refrigeration systems. This product may be used in domestic, automotive, residential, commercial and transport refrigeration and air conditioning systems as an alternative to CFC- R-12 (Freon) and other fluorinated refrigerants. In Australia, SP-AUTO, a specific version of SP34E(TM), has been developed specifically for the automotive segment of the market. This product has an ultraviolet dye blended into the product for easy leak detection. SP34E(TM) has been listed by the U.S. Environmental Protection Agency under its Significant New Alternatives Program ("SNAP"), as an acceptable alternative to ozone-depleting substances.

SUPPLIERS

Soltron(R). Soltron(R) consists of natural organic enzymes mixed with low odor base solvent. The enzyme concentrate used in the manufacture of Soltron(R) is produced exclusively by IBE Company Ltd., of Tokyo, Japan and supplied to us through our licensing agreement with Dominion Capital. IBE Company Ltd., has indicated that it will be able to supply the enzyme concentrate in sufficient quantities to meet our anticipated needs. Low odor base solvent is readily available through numerous local suppliers. We contract on a specific order basis with third parties to blend and bottle this product. We do not have any long-term contracts for our blending and bottling, but believe these services are readily available. We have also developed our own proprietary bottle design for retail packaging.

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

SP34E(TM). In June 1998, we acquired the exclusive rights to produce, market and distribute SP34E(TM) in North America through an agreement with Dominion Capital in consideration for 6,000,000 shares of our common stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram (subsequently amended to 2.5% of gross sales) of SP34E(TM) that we sell. The term of the agreement commenced on July 1, 2000, continues for five years and was renewable for an additional five years at our option. On January 31, 2003, we acquired the outstanding shares of Virtual Technologies for 6,000,000 shares of our restricted common stock. As a result of this acquisition, we gained the exclusive, worldwide manufacturing, distribution, marketing and sales rights to SP34E(TM) and the related refrigerant gas products, SP22E-A, SP22E-B and SP22E-C. This acquisition terminated the aforementioned royalty obligation of 2.5% of gross SP34E(TM) sales. As discussed above under "MARKETING STRATEGIES," Virtual Technologies has licensed SP34E(TM) and granted exclusive manufacturing and distribution rights in Australia and New Zealand to A-Gas.

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

EMPLOYEES

At March 31, 2005, we employed two full time personnel, including one administrative and one sales personnel. Our employees are not covered by any collective bargaining agreements and we consider our relationship with our employees to be good. Virtual Technologies has two employees.

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

RELIANCE ON MANAGEMENT; LIMITED PERSONNEL. Attracting and retaining qualified personnel is critical to our business plan. In particular, our success is highly dependent on the services of our Chief Executive Officer, James H. Hirst. There can be no assurance that we will be able to retain his services. The loss of Mr. Hirst's services or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

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

CONTROL BY EXISTING STOCKHOLDERS/FOREIGN STOCKHOLDERS. Our principal stockholder, formerly Dominion Capital, and now Australian Agricultural Management Pty Ltd., and its affiliates own or control a substantial block of our outstanding common stock. Accordingly, these stockholders, acting together, would be able to effectively control matters requiring approval by our stockholders, including the election of our board of directors and approval of certain significant transactions. Australian Agriculture Management Pty Ltd. is domiciled in Australia and if we, or our stockholders, were to bring legal action against it, its domicile in a foreign country may prevent it from being subject to jurisdiction of a United States court. While we or our shareholders may be able to proceed against these entities in an Australian court, such actions may be prohibitively expensive and an Australian court may not recognize claims or provide remedies similar to those available in United States courts.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Until March 31,2005, we leased our corporate offices and warehouse space in San Pedro, California pursuant to a month-to-month lease, for which we paid rent of $1,050 per month. Beginning in April 2005 we moved the corporate offices to Coral Springs, Florida, and signed a twelve-month lease at $843 per month.

ITEM 3.  LEGAL PROCEEDINGS

We have in the past involved been in various legal proceedings arising in the normal course of business. The ultimate outcome of these various legal proceedings had no material effect on our financial position, results of operation or liquidity. There are no legal proceedings pending, or to our knowledge, threatened, that we expect to have any material impact on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND SHAREHOLDER INFORMATION

Our common stock is traded on the Bulletin Board Pink Sheets under the symbol "SLPW.PK." The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the Bulletin Board Pink Sheets for the fiscal years indicated. On March 31, 2005, there were approximately 400 beneficial holders of our common stock.


    Fiscal Year         Quarter Ended                  High             Low

    2004................June 30, 2003..................$  0.08...........$  0.01
                        September 30, 2003.............$  0.08...........$  0.01
                        December 31, 2003..............$  0.15...........$  0.03
                        March 31, 2004.................$  0.12...........$ 0.001

    2005................June 30, 2004..................$  0.25...........$  0.03
                        September 30, 2004.............$ 0.175...........$  0.05
                        December 31, 2004..............$  0.12...........$  0.02
                        March 31, 2005.................$  0.40...........$  0.05

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

RECENT UNREGISTERED STOCK ISSUANCES AND OPTIONS

On April 15, 2004, the Company issued 2,000,000 restricted shares of common stock at $0.05 per share for consulting services. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On April 20, 2004, the Company issued 800,000 restricted shares of common stock at $0.03 per share in settlement of an outstanding account payable. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On April 20, 2004, the Company issued 600,000 shares of restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On May 25, 2004, the Company issued 1,000,000 shares of restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On June 1, 2004, The Company issued 1,000,000 call options for an aggregate consideration amount of $15,000. The call options are exercisable for a three year period and at an exercise price $0.15 a share. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On July 7, 2004, the Company issued 400,000 shares of restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On July 7, 2004, the Company issued 500,000 shares of restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On July 24, 2004, the Company issued 260,000 restricted shares of common stock at $0.10 per share in settlement of an outstanding account payable. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On September 13, 2004, the Company issued 425,000 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On October 1, 2004, the Company issued 120,000 restricted shares of common stock at $0.15 per share in settlement of an outstanding account payable. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On November 11, 2004, the Company issued 383,333 shares of restricted common stock at $0.11 per share pursuant to the sale of common stock in a private placement. The issuance of these shares was exempt from registration pursuant to
Section 4(2) under the Securities Act of 1933, as amended (the "Securities
Act").

On November 30, 2004, the Company issued 42,166 restricted shares of common stock at $0.05 per share for services. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On January 18, 2005, the Company issued 11,000,000 restricted shares of common stock at $0.0474 per share in settlement of a delinquent note payable and accrued interest to a related party. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On February 5 2005, the Company issued 500,000 shares of restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On February 9, 2005, the Company issued 9,434 restricted shares of common stock at $0.31 per share for services. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On February 9, 2005, the Company issued 162,500 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On March 9,2005, the Company issued 132,667 shares of restricted common stock at $0.11 per share pursuant to the sale of common stock in a private placement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

On March 25, 2005, the Company issued 62,500 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement. The issuance of these shares was exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act").

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

INTRODUCTION

Although we continue to report significant losses, the current trend of increasing Soltron(R) product sales, together with the consolidation of income from our wholly-owned subsidiary, Virtual Technologies Pty Ltd., gives us an expectation that we will continue to reduce our operating losses. Virtual Technologies is currently developing a marketing a plan of action and marketing implementation strategy for the SP34E(TM) product line for the fiscal year 2006. Because of limited operating capital, we were not able to finalize the deployment strategy during the fiscal year ended March 31, 2005. Based upon an annual consolidated gross revenue increase of $438,523 for the current fiscal year as compared to the prior fiscal year, we are optimistic that we can continue the trend for increased sales as we implement new marketing strategies for our product lines in fiscal year 2006. During the year ended March 31, 2005, management continued to maintain operational efficiency with a minimum of administrative overhead. We currently are concentrating our focus on the Soltron(R) product line by identifying additional distributors and developing direct sales activities in new markets such as international sales, bulk users, small generation power plants and commercial uses in metropolitan city fleets. Virtual Technologies will continue to concentrate its efforts on SP34E(TM) sales in Australia and develop new international markets.

During our fiscal years ended March 31, 2005 and 2004, we have continued to be in the middle stages of being a development company, seeking to ascertain the appropriate mix of products for future marketing and distribution. We continue to explore distribution and marketing of our products through established distributors, both wholesale and retail. Through this methodology we attempt to cut costs, increase revenue and increase profits. As a result of utilizing established distributors, we believe we may penetrate our product channels in a more effective manner and at a lower cost that will result in increased revenues, profits and cash flow as this methodology of distributors penetrate the markets and sell to end users of our products. We intend to seek listing on the OTC Bulletin Board, which may provide a better ability to attract investors. We are in process of completing our Securities Act filings to enable our listing for trading on the OTC Bulletin Board. We intend to raise capital to provide working capital and to expand our present business segments. We also have outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

CRITICAL ACCOUNTING POLICIES

Our consolidated audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 1, "Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in our Form10-KSB describes our significant accounting policies which are reviewed by management on a regular basis.

An accounting policy is deemed by us as critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonable likely to occur periodically, could materially impact the financial statements. The policies and estimates that we believe are most critical to the preparation of our consolidated financial statements and that require a higher degree of judgment are:

     Valuation of goodwill;

     Stock-based compensation; and

Valuation of extended warrants under the Black Scholes option-pricing model.

RESULTS OF OPERATIONS

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Consolidated revenues for the year ended March 31, 2005 were $1,128,111 as compared to $689,588 for the year ended March 31, 2004. The increase in revenues of $438,523 was mainly attributable to increased Soltron(R) sales amounting to $410,453 in the United States. The balance of the increase of $28,070 resulted from increased in the SP34E(TM) sales from our wholly owned subsidiary.

Consolidated gross profit decreased from 61.7% for the year ended March 31, 2004 to 56.3% for the year ended March 31, 2005. This decrease in consolidated gross profit percentage of 5.4% is mainly due to a lower gross profit margin attained on the SP34E(TM) revenue for the year ended March 31,2005. The gross profit from this segment decreased from 65.5% for the prior year ended to 55.8% for the current year ended, or 9.7%. The SP34E(TM) segment also generated 56.3% of the total gross profit for the year ended March 31, 2004 as compared to 34.6% for the year ended March 31, 2005. The decrease in the gross profit from SP34E(TM) is mainly attributable to increased cost of production. The total consolidated gross profit earned for the year ended March 31, 2005 increased $209,897 to $635,231 as compared to $425,334 for the year ended March 31, 2004. This increase is attributable to the increase in sales of the Soltron(R).

Consolidated general and administrative costs for the year ended March 31, 2005 were $980,553 as compared to $885,949 for the same period ended March 31, 2004, or an increase of $94,604. This increase is attributable to increased costs incurred in Soltron(R). This increase is comprised mainly of increased sales commissions, investor relations, private placement and SEC legal and accounting professional fee costs approximating $303,483. This increase was offset by decreases in consulting fees, amortization and write down of intangibles, bad debt write-offs, group insurance, marketing and office rent costs approximating $215,723.

Consolidated other expense increased $670,939 during the current year ended March 31, 2005, as compared to the year ended March 31, 2004. This increase is mainly comprised of costs associated with the beneficial conversion of debt and issuance of call options.

For the year ended March 31, 2005, we incurred a consolidated net loss of $1,036,355 or $0.02 per share as compared to a net loss of $485,296 or $0.01 per share for the year ended March 31, 2004. The increased loss of $551,059 for the current year ended is attributable solely to the increase in other expenses incurred.

IMPACT OF INFLATION

We do not believe that inflation will have any material impact on Soltron(R)'s commercial activities for the ensuing year as our products do not fall under categories that are traditionally affected.

LIQUIDITY AND CAPITAL RESERVES

Product sales did provide sufficient working capital to fund our operations during the year ended March 31, 2005. Operations utilized $144,656 of cash during the year. Additional liquidity was provided by the sale of common stock and proceeds from granted call options. During this same period for the previous reporting period, $223,297 was utilized by operations and was offset by proceeds from notes payable, common stock subscriptions, and advances from a major customer. As of March 31, 2005, we had no commitments for capital expenditures

To date we have been financing our business through loans from our main distributor and principal shareholder, sales of common stock, and revenue derived from sales of our products. Furthermore, in July 2005, our main distributor exercised warrants yielding the Company an additional $150,000 in cash. We believe because of increased sales and an increase in distributors, we should be able to utilize cash flow to finance our business for another year without the need for raising further monies. If we do not continue our trend of increased sales nor have the ability to raise additional cash, then we may have to consider curtailing or shutting down our current operations.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

         Report of Independent Registered Public Accounting Firm...................................................19

         Consolidated Balance Sheets at March 31, 2005 and 2004....................................................20

         Consolidated Statements of Operations for the Years Ended
         March 31, 2005 and 2004...................................................................................21

         Consolidated Statements of Comprehensive Loss for the Years Ended
         March 31, 2005 and 2004...................................................................................22

         Consolidated Statements of Stockholders' Deficit for the Years Ended
         March 31, 2005 and 2004...................................................................................23

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2005 and 2004...................................................................................25

         Notes to the March 31, 2005 and 2004
         Consolidated Financial Statements.........................................................................27

                                       18

             Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Solpower Corporation


We have audited the accompanying consolidated balance sheets of Solpower Corporation as of March 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation at March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Semple & Cooper, LLP

Phoenix, Arizona
September 6, 2005

                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 and 2004

                                     ASSETS
                                                                                             2005               2004
                                                                                        ---------------     --------------
Current Assets:
       Cash and cash equivalents                                                            $   97,371          $  96,487
       Accounts receivable                                                                     228,214            142,379
       Inventory                                                                                97,260            131,045
       Prepaid expenses                                                                         63,686              5,030
                                                                                        ---------------     --------------
                     Total Current Assets                                                      486,531            374,941

Property & Equipment, net                                                                       52,186             63,081


Other Assets:
       Deposit                                                                                     750                  -
       Intangibles, net                                                                          2,821                  -
       Goodwill                                                                                 75,291             75,291
                                                                                        ---------------     --------------
                     Total Assets                                                           $  617,579         $  513,313
                                                                                        ===============     ==============

                                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
       Current portion of long-term debt                                                     $  16,888         $   31,622
       Customer advances                                                                       287,253            351,030
       Accounts payable - trade                                                                334,417            347,801
       Accounts payable - related parties                                                      227,556            267,716
       Accrued interest - related party                                                              -             30,800
       Accrued expenses                                                                        249,587            169,436
                                                                                        ---------------     --------------
                     Total Current Liabilities                                               1,115,701          1,198,405

Long-Term Liabilities:
       Notes payable, less current portion                                                           -             12,267
       Loans payable to related party                                                                -            471,365
                                                                                        ---------------     --------------
                     Total Liabilities                                                       1,115,701          1,682,037
                                                                                        ---------------     --------------
Commitments and Contingencies                                                                        -                  -

Stockholders' Deficit:
       Preferred stock; $0.001 par value, 5,000,000 shares authorized;
          issued and outstanding, none                                                               -                  -
       Common stock; $0.01 par value, 100,000,000 shares authorized;
          issued and outstanding 69,309,727 and 50,912,127, respectively                       693,097            509,122
       Additional paid-in capital                                                           12,293,125         10,764,858
       Common stock subscribed                                                                       -              5,000
       Accumulated deficit                                                                 (13,486,767)       (12,450,412)
       Foreign currency translation adjustment                                                   2,423              2,708
                                                                                        ---------------     --------------
                     Total Stockholders' Deficit                                              (498,122)        (1,168,724)
                                                                                        ---------------     --------------
                     Total Liabilities and Stockholders' Deficit                            $  617,579          $ 513,313
                                                                                        ===============     ==============


 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 and 2004

                                                                                 2005                2004
                                                                            ---------------     ---------------
Net Revenues                                                                   $ 1,128,111           $ 689,588

Cost of Revenues                                                                   492,880             264,254
                                                                            ---------------     ---------------

Gross Profit                                                                       635,231             425,334

Expenses
     General and administrative                                                    980,553             766,249
     Impairment of intangible asset                                                      -             119,700
                                                                            ---------------     ---------------
Operating Loss                                                                    (345,322)           (460,615)
                                                                            ---------------     ---------------

Other Income (Expense):
     Debt conversion expense                                                      (607,930)                  -
     Costs associated with call options issued                                     (63,000)                  -
     Interest income                                                                   438                   1
     Miscellaneous income - other                                                    1,359                   -
     Gain on disposition of fixed asset                                                551                   -
     Interest expense                                                              (22,451)            (29,780)
     Relief of debt                                                                      -               9,685
                                                                            ---------------     ---------------
         Total Other Income (Expense)                                             (691,033)            (20,094)
                                                                            ---------------     ---------------

Net Loss Before Provision for Income Taxes                                      (1,036,355)           (480,709)

Provision for Income Taxes - Subsidiary                                                  -              (4,587)
                                                                            ---------------     ---------------

Net Loss                                                                     $  (1,036,355)         $ (485,296)
                                                                            ===============     ===============
Basic and Diluted Loss Per Share:                                                   $(0.02)             $(0.01)
                                                                            ===============     ===============
Weighted Average Number
      of Common Shares Outstanding                                              58,632,252          50,103,930
                                                                            ===============     ===============

 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED MARCH 31, 2005 and 2004


                                                              2005                 2004
                                                       -----------------     ---------------
Net Loss                                                    $(1,036,355)         $ (485,296)

Other Comprehensive Income (Loss), Net of Tax:
   Foreign currency translation adjustment                         (285)              2,520
                                                        -----------------     ---------------

Comprehensive Loss                                         $ (1,036,640)         $ (482,776)
                                                        =================     ===============

 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                  Additional    Common       Cumulative
                                           Common Stock             Paid In      Stock      Accumulated   Translation
                                        Shares       Amount        Capital      Subscribed     Deficit       Account        Total
                                    -------------  ----------- -------------- ------------ ------------- ------------  -------------
Balance, March 31, 2003                49,212,127   $492,122   $10,712,158     $        -  $(11,965,116)        $ 188     $(760,648)

Issuance of restricted stock
   at $0.041 per share for
   marketing and consulting
   services                             1,700,000     17,000        52,700              -             -             -        69,700
Stock subscriptions received                    -          -             -          5,000             -             -         5,000
Change in translation account                   -          -             -              -             -         2,520         2,520
Loss, year ended March 31, 2004                 -          -             -              -      (485,296)            -      (485,296)
                                    -------------  ----------- -------------- ------------ ------------- ------------  -------------
Balance, March 31, 2004                50,912,127    509,122    10,764,858          5,000   (12,450,412)        2,708    (1,168,724)


Issuance of restricted stock at
    $0.05 per share
    for consulting services             2,042,166     20,422        81,686                            -             -       102,108
Issuance of restricted stock at
    $0.05 per share pursuant a
    private placements of securities    1,500,000     15,000        60,000         (5,000)            -             -        70,000
Issuance of restricted stock at $0.03
    per share in settlement of an
    accounts payable                      800,000      8,000        16,000              -             -             -        24,000
Issuance of restricted stock at $0.066
    per share pursuant a private
    placements of securities            1,500,000     15,000        84,000              -             -             -        99,000
Proceeds received from issuance call
    options                                     -          -        15,000              -             -             -        15,000
Costs associated with issuance of
    call options to non-employees               -          -        63,000              -             -             -        63,000
Employee stock-based compensation on
    call options granted to employees           -          -         4,000              -             -             -         4,000
Issuance of restricted stock at $0.10
    per share in settlement of an
    accounts payable                      260,000      2,600        23,400              -             -             -        26,000
Issuance of restricted stock at $0.15
    per share for services, pursuant
    to agreement                          650,000      6,500        91,000              -             -             -        97,500
Issuance of restricted stock at $0.15
    per share in settlement of an
    accounts payable                      120,000      1,200        16,800              -             -             -        18,000


 The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                                   Additional    Common       Cumulative
                                            Common Stock             Paid In      Stock      Accumulated   Translation
                                         Shares       Amount        Capital      Subscribed     Deficit       Account        Total
                                      -------------  ----------- -------------- ------------ ------------- ------------ ------------
Issuance of restricted stock at $0.11
    per share pursuant a private
    placements of securities               516,000       5,159          51,601            -             -            -       56,760
Issuance of restricted stock at $0.31
    per share for consulting services        9,434          94           2,831            -             -            -        2,925
Induced conversion of note payable and
    accrued interest to a related party
    at $0.0474 per share including
    expense of $607,930                 11,000,000     110,000       1,018,949            -             -            -    1,128,949
Change in translation account                                                                                     (285)        (285)
Operating loss for the year ended
    March 31, 2005                               -           -               -            -    (1,036,355)           -   (1,036,355)
                                      -------------  ----------- -------------- ------------ ------------- ------------  -----------
Balance, March 31, 2005                 69,309,727   $ 693,097     $12,293,125      $     -  $(13,486,767)  $    2,423   $ (498,122)
                                      -------------  ----------- -------------- ------------ ------------- ------------  -----------

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                                            SOLPOWER CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                                2005               2004
                                                                            --------------     --------------
Cash Flows From Operating Activities:
      Net loss                                                                ($1,036,355)        $ (485,296)

      Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Impairment of intangible asset                                                -            119,700
          Depreciation and amortization                                            12,782             13,020
          Gain on disposition of fixed asset                                         (551)                 -
          Non-cash transactions                                                   964,317             92,584
          Changes in operating assets and liabilities:
              Accounts receivable                                                 (85,835)           (87,112)
              Prepaid expenses                                                    (58,656)             1,410
              Inventory                                                            33,785            (43,699)
              Receivable from related parties                                           -             (1,529)
              Deposit                                                                (750)                 -
              Accounts payable - trade                                            (13,384)            71,998
                     - related parties                                            (40,160)            51,519
              Accrued expenses                                                     80,151             20,475
              Accrued interest - related party                                          -             23,633
                                                                            --------------     --------------
                 Net Cash (Used) from Operating Activities                       (144,656)          (223,297)
                                                                            --------------     --------------

Cash Flows from Investing Activities:
      Capital expenditures                                                         (5,358)           (21,851)
      Proceeds from disposition of fixed asset                                      4,157                  -
      Intangibles                                                                  (2,956)                 -
                                                                            --------------     --------------
                 Net Cash  (Used) from Investing Activities                        (4,157)           (21,851)
                                                                            --------------     --------------

Cash Flows From Financing Activities:
      Proceeds from sale of common stock and call options                         240,760                  -
      Proceeds from stock subscriptions                                                 -              5,000
      Increase in installment notes payable                                             -             20,142
      Net customer increase (decrease) on advances                                (63,777)           272,767
      Payments on installment notes payable                                       (27,001)           (30,584)
                                                                            --------------     --------------
                 Net Cash Provided (Used) from Financing Activities               149,982            267,325
                                                                            --------------     --------------

Effect of Exchange Rate Changes on Cash                                              (285)             2,520
                                                                            --------------     --------------

Increase in Cash and Cash Equivalents                                                 884             24,697
Cash and Cash Equivalents, Beginning of Year                                       96,487             71,790
                                                                            --------------     --------------
Cash and Cash Equivalents, End of Year                                           $ 97,371           $ 96,487
                                                                            ==============     ==============

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                                                2005                2004
                                                                            --------------     ---------------
SUPPLEMENTAL INFORMATION:
Cash Paid for:
     Interest                                                                    $      -           $      -
                                                                                 --------           --------
     Income taxes                                                                $      -           $      -
                                                                                 --------           --------
Non-cash Investing and Financing:
     Relief of debt                                                              $      -           $ (9,685)
                                                                                 --------           --------
     Write off receivables from related parties                                  $      -           $ 32,569
                                                                                 --------           --------
     Non-cash interest expense                                                   $ 18,854           $      -
                                                                                 --------           --------
     Stock issued for services                                                   $202,533           $      -
                                                                                 --------           --------
     Issuance of common stock for compensation                                   $      -           $ 69,700
                                                                                 --------           --------
     Employee stock-based compensation                                           $  4,000           $      -
                                                                                 --------           --------
     Cost associated with call options issued                                    $ 63,000           $      -
                                                                                 --------           --------
     Debt conversion expense                                                     $607,930           $      -
                                                                                 --------           --------
     Stock issued for induced conversion of note payable and accrued
         interest - related party                                                $502,165           $      -
                                                                                 --------           --------
     Stock issued for conversion of accounts payable                             $ 68,000           $      -
                                                                                 --------           --------

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

                              SOLPOWER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2005, which have resulted in a deficiency in working capital of approximately $629,000 and an accumulated deficit of approximately $13,487,000 as of March 31, 2005. (See Note 9)

During our fiscal years ended March 31, 2005 and 2004, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range. Although sales may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of these products.

The Company will seek to list its stock for trading on the OTC Bulletin Board, which may give the Company a better ability to attract investors. The Company intends to raise capital to provide working capital and to expand it present business segments. Also, the Company has outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

                         Significant Accounting Policies

Principles of Consolidation

The consolidated balance sheets of the Company at March 31, 2005 and 2004, includes the accounts of Solpower Corporation and Virtual Technologies Pty Ltd (Australia) ("Virtual"), a wholly-owned Australian subsidiary. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from consignment sales are recognized when payments are received. The Company had no consignment sales for the years presented.

Cash and Cash Equivalents

All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with a financial institution.

Accounts Receivable

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. At March 31, 2005 and 2004 an allowance has been provided for uncollectible accounts receivable in the amounts of $-0- and $-0-, respectively. The Company does not have a formal policy to charge interest on late payments of receivable amounts.

Concentration of Credit Risk

The Company sells its products and extends credit to various customers based upon their financial condition. Exposure to losses on accounts receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for potential losses when required.

During the current and prior fiscal years, one customer accounted for 69% and 76% of the Company Soltron(R) revenues, respectively. The customer referred to is a major distributor of Soltron(R) product.

Inventory

Inventory at March 31, 2005 and 2004 consists of the Soltron(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Research and Development Costs

All research and development costs, with the exception of capital expenditures, are expensed in the period incurred. Capital expenditures incurred for research and development activities are included in fixed assets. The Company had no research and development for the years ended March 31, 2005 and 2004.

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

Intangilbles

Intangibles consist of trademarks and domain name and are amortized on a straight- line basis over their estimated useful lives ranging from five years to eight years.

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired. On an ongoing basis, management reviews the valuation of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows. The subsidiary with which this asset is associated with at March 31, 2005 was purchased on January 31, 2003 and in management's opinion there is no impairment of the fair value at March 31, 2005.

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

Scientific research and development investment tax credits are recorded on a project by project basis in the period when the Company has determined the related research and development expenditures qualify for the tax incentives. The Company had no such expenditures for the years ended March 31, 2005 and 2004.

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

Basic Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2005 and 2004 diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At March 31, 2005, potential dilutive securities consisted of stock options representing 1,500,000 common shares which were outstanding with excise prices ranging between $0.15 and $1.00. The weighted average exercise price for outstanding options is $0.43. At March 31, 2005, stock warrants representing 1,567,500 common shares were outstanding with an exercise price of $0.20. On July 29, 2005, 750,000 of these warrants were exercised and the remaining warrants expired unexercised on July 30, 2005.

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

The Company recognized stock-based employee compensation for options issued to two employees during the year ended March 31, 2005, amounting to $4,000 and none was incurred during the year ended March 31,2004.

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

                                                                  Year Ended March 31,
                                                                  2005           2004
                                                                  ----           -----
                                                                (Unaudited)  (Unaudited)
Net loss, as reported                                         $(1,036,355)    $ (485,296)
Add: total stock-based employee compensation expense
         included in reported net loss                              4,000              -

Deduct - stock-based compensation expense determined
         under the fair value method, net of tax effect           (42,000)             -
                                                              ------------    -----------
Pro forma net loss                                            $(1,074,355)    $ (485,296)
                                                              ============    ===========
Loss per share:
    Net loss per share, as reported                                $(0.02)    $    (0.01))
    Net loss per share, pro forma                                  $(0.02)    $    (0.01))

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period

Recent Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs." SFAS 151 amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No.29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

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

In May 2005, the FASD issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.. Specially, this statement requires "retrospective application" of the direct effect foe a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

--------------------------------------------------------------------------------
                                     NOTE 2
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following at March 31, 2005 and 2004:

                                             2005                2004
Furniture and Fixtures                    $  3,181            $  3,181
Computer and Office Equipment               22,350              22,350
Plant Equipment                             77,417              76,216
                                          ---------           ---------
                                           102,948             101,747
Less: Accumulated Depreciation             (50,762)            (38,666)
                                          ---------           ---------
                                          $ 52,186            $ 63,081
                                          =========           =========

Depreciation expense charged to operations for the years ended March 31, 2005 and 2004 was $12,647 and $13,020, respectively.


--------------------------------------------------------------------------------
                                     NOTE 3
                                MARKETING RIGHTS
--------------------------------------------------------------------------------

On November 4, 1996, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, Soltron(R), a fuel enhancing product, encompassing the North American Market (United States, Mexico and Canada), in exchange for 5,000,000 shares of common stock valued at $500,000. The contract is for a period of five years. The Company amortized the marketing rights over the original period of the contract. The original marketing rights were fully amortized at March 31, 2002. The contract was automatically renewed effective November 2001 at no additional cost outlay to the Company for an additional five years.

On June 17, 1998, the Company acquired the exclusive sales, distribution, marketing and manufacturing rights to the Solpower product, SP34ETM (a refrigerant) encompassing the North American Market (United States, Mexico and Canada

The Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd on January 31, 2003. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company with a valuation of $79,800. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SP34ETM, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products.

On February 20, 2003, the Company acquired the exclusive worldwide sales, distribution, marketing and manufacturing rights to the Soltron(R) product. This purchase was made by the issuance of 9,000,000 shares of restricted common stock of the Company with a valuation of $119,700. During the year ended March 31, 2004, management determined that the costs associated with the marketing licenses for Soltron(R) became impaired when sales for this product line decreased substantially for the year ended March 31, 2004, as compared to the sales for the previous years ended. Accordingly, the Company wrote-off the $119,700 associated with this license at March 31, 2004.

--------------------------------------------------------------------------------
                                     NOTE 4
                                   COMMITMENTS
--------------------------------------------------------------------------------

Operating Leases

The Company currently leases office in Coral Springs, Florida on a twelve month lease, and warehouse space in San Pedro, California on a month to month. Total monthly lease payments approximate $843 per month.

Lease expense charged to operations for the years ended March 31, 2005 and 2004, were $12,575 and $31,363, respectively.

Convertible Promissory Note

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note was to mature on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note beared interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 were to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of November 30, 2004, no payments had been made on this obligation. Subsequent to the amended due date of the note, the Company negotiated with Australian Agriculture Management Pty Ltd. to convert the loan obligation and accrued interest into restricted common shares. On January 18, 2005, the Company's Board of Directors agreed by unanimous consent to settle the debt and accrued interest for the issuance of 11,000,000 shares of restricted common stock to Australian Agriculture Property Management Pty Ltd.

Other Commitments

Effective April 1, 2000, the Company entered into an employment agreement with James H. Hirst for an initial term of three (3) years. The arrangement provides for a base salary of $126,000 per annum; automobile, medical, social security allowances and such other terms and conditions as may be agreed upon from time to time; 500,000 stock options pursuant to the terms and conditions of the Solpower Corporation Stock Option and Incentive Plan and such vesting requirements as established by the compensation committee; a stock grant of 50,000 common shares effective April 1, 2000; and monthly stock grants of 10,000 shares effective the first day of each month for the term of the agreement, such shares to be issued quarterly provided agreed upon performance requirements are fulfilled. A total of 130,000 common shares were issued to Mr. Hirst during the year ended March 31, 2001. On March 27, 2001, the Company agreed to Mr. Hirst returning the shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares to be re-issued. Effective March 31, 2001 the stock grants to Mr. Hirst ceased.

Since April 1, 2003, Mr. Hirst has been working as an at-will employee and no formal employment agreement is in place currently. The agreement for the year ended March 31, 2004 provided for a base salary of $120,000 per annum, along with automobile, medical and relocation expense reimbursement. Mr. Hirst has been accruing part of his salary in order to minimize monthly cash outlay by the Company. Effective April 1, 2004, his base salary was reduced to $72,000 per annum and he continued to receive automobile and medical expense reimbursement.

--------------------------------------------------------------------------------
                                     NOTE 5
--------------------------------------------------------------------------------
                                  INCOME TAXES

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

At March 31, 2005 and 2004, deferred tax assets on United States reported losses consist of the following:

                                                2005            2004

       Net operating loss carry-forwards    $ 1,906,000  $ 1,576,000
       Less: valuation allowance             (1,906,000)  (1,576,000)
                                            ------------ ------------
                                            $         -  $         -
                                            ============ ============

At March 31, 2005 and 2004, the Company had United States federal net operating loss carry-forwards in the approximate amount of $13,482,000 and $11,975,000, respectively, available to offset future taxable income expiring through 2025 and 2024, respectively. At March 31, 2005 and 2004, the Company had Arizona state net operating loss carry-forwards in the approximate amount of $6,449,000 and $7,563,000 respectively, available to offset future taxable income expiring through 2010 and 2009, respectively.

In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carry-forwards to offset future taxable income within the carry forward periods is more likely than not. Accordingly, a 100% valuation allowance has been recorded against the net deferred tax assets.

Virtual Technologies Pty Ltd., the wholly owned Australian subsidiary, reports its income under Australia taxation regulations. The company has pre-tax operating loss approximating $10,400 (US) and related accrued corporate taxes of approximately $7,888 (US) for the fiscal year ended March 31, 2005 and pre-tax operating income approximating $5,600 (US) and related accrued taxes approximating $4,600 (US) for the fiscal year ended March 31, 2004.

--------------------------------------------------------------------------------
                                     NOTE 6
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Convertible Loan Payable to Related Party

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note was to mature on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note beared interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 were to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of November 30, 2004, no payments had been made on this obligation. Subsequent to the amended due date of the note, the Company negotiated with Australian Agriculture Management Pty Ltd. to convert the loan obligation and accrued interest into common shares. On January 18, 2005, the Company's Board of Directors agreed by unanimous consent to settle the debt and accrued interest for the issuance of 11,000,000 shares of restricted common stock to Australian Agriculture Property Management Pty Ltd. The Company recognized induced debt conversion expense of $607,930 at the time of conversion.

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

--------------------------------------------------------------------------------
                                     NOTE 7
                               SHAREHOLDER EQUITY
--------------------------------------------------------------------------------


Stock Issued for Services and Debt

On September 22, 2003, the Company issued 1,700,000 restricted shares of common stock for services.

On April 15, 2004, the Company issued 2,000,000 restricted shares of common stock at $0.05 per share for consulting services.

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

On October 1, 2004, the Company issued 120,000 restricted shares of common stock at $0.15 per share in settlement of an outstanding account payable.

On November 30, 2004, the Company issued 42,166 restricted shares of common stock at $0.05 per share for services.

On January 18, 2005, the Company issued 11,000,000 restricted shares of common stock at $0.0474 per share in settlement of a delinquent note payable and accrued interest to a related party.

On February 9, 2005, the Company issued 9,434 restricted shares of common stock at $0.31 per share for services.

On February 9, 2005, the Company issued 162,500 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement.

On March 25, 2005, the Company issued 62,500 restricted shares of common stock for services at $0.15 per share, as provided for under an agreement.

Common Stock Sold

On April 20, 2004, the Company issued 600,000 shares of restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement.

On May 25, 2004, the Company issued 1,000,000 shares of restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement.

On July 7, 2004, the Company issued 400,000 shares of restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement.

On July 7, 2004, the Company issued 500,000 shares of restricted common stock at $0.066 per share pursuant to the sale of common stock in a private placement.

On November 11, 2004, the Company issued 383,333 shares of restricted common stock at $0.11 per share pursuant to the sale of common stock in a private placement.

On February 5, 2005, the Company issued 500,000 shares of restricted common stock at $0.05 per share pursuant to the sale of common stock in a private placement.

On March 9, 2005, the Company issued 132,667 shares of restricted common stock at $0.11 per share pursuant to the sale of common stock in a private placement.

Common Stock Grants

On April 1, 2000, subject to an employment agreement, a grant of 50,000 restricted common shares was made to James Hirst, Secretary/Treasurer. In addition, the employment agreement provides for a grant of 10,000 restricted shares of common stock at the first of each month, commencing May 1, 2000, during the term of Mr. Hirst's employment. Such shares are to be issued quarterly provided agreed upon performance requirements are fulfilled. On June 28, 2000, 70,000 restricted shares of common stock were issued to Mr. Hirst under this agreement. On each of November 16, 2000, and January 26, 2001, 30,000 restricted shares of common stock were issued to Mr. Hirst under this agreement. On March 27, 2001, the Company agreed to Mr. Hirst returning the 130,000 shares to the Company and to carry the associated liability until such time as Mr. Hirst requested the shares be re-issued. Effective March 31, 2001 the stock grants to Mr. Hirst ceased. As of the balance sheet dates, March 31, 2005 and 2004, the Company has recorded a liability for the value of the shares due Mr. Hirst that were returned.

Stock Warrants

On January 31, 2001, the Company commenced a private offering that contained provisions for warrants attached to the common share units sold. As of March 31, 2001, warrants to purchase 1,000,000 restricted shares of common stock at $.20 per share were issued in relation to the offering. Additional common share units were sold under this offering during the period April 1, 2001 through September 24, 2001 amounting to 567,500 and additional warrants were issued to purchase 567,500 restricted shares of common stock at $0.20 per share. Warrants issued under the offering originally expired on January 31, 2004.

On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005. On January 11, 2005, the Board of Directors approved an additional extension to July 30, 2005.The warrants have an exercise price of $0.20.

A summary of total stock warrants outstanding is as follows:

                                                                     Weighted
                                                  Number of           Average
                                                  Warrants        Exercise Price
                                                  ----------      --------------
      Outstanding at March 31, 2003                1,567,500             0.20

      Granted                                              -                -
      Forfeited                                            -                -
                                                  ----------
      Outstanding at March 31, 2004                1,567,500             0.20

      Granted                                              -                -
      Forfeited                                            -                -
                                                  ----------
     Outstanding at March 31, 2005                 1,567,500            $0.20
                                                  ==========

                    Warrants Outstanding                                      Warrants Exercisable
-------------------------------------------------------------        ---------------------------------------
                                                Weighted
                                                Average
    Exercise                                   Remaining
    Price Per              Number             Contractual                  Number               Exercise
     Share               of Shares          Life (In Years)              Exercisable              Price
-----------------     -----------------     -----------------        --------------------     --------------
     $0.20               1,567,500                 .3                    1,567,500                $0.20

On July 29, 2005, 750,000 of these warrants were exercised and the remaining 817,500 warrants expired on July 30, 2005.

Stock Options

On June 1, 2004, the Company issued a call options to five individuals for the option to purchase 1,000,000 shares of restricted common stock at $0.15 per share. The options were valued using the Black-Scholes option pricing model.

Incentive Stock Option Plan

The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan (the "Plan"). Pursuant to the Plan, options to purchase shares of the Company's common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire up to ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 2005, there were 5,000,000 shares reserved for options to be granted under the Plan.

On May 28, 1998, the Company granted options under the Plan to certain directors at a purchase price for each share that, with the exception of the non-qualifying options, is equal to or greater than the fair market value of such stock as determined under the Plan as of this date. Mr. Fraser Moffat III was granted 350,000, 100,000 of which are non-qualifying, Mr. Naoya Yoshikawa was granted 100,000, Mr. Jerry Goddard was granted 100,000 and Mr. James H. Hirst was granted 100,000. The options may be exercised in whole or in part at any time after the vesting requirements with respect to any option shares has been achieved. The terms of such options shall commence as of May 28, 1998, and expire on May 28, 2003, or the termination as directors of the Company. On April 1, 2000, under the terms of an employment agreement with Mr. Hirst, the 100,000 options granted were canceled. On November 11, 2001, Mr. Goddard resigned as a member of the Board of Directors and the 100,000 options granted to Mr. Goddard were canceled. On February 4, 2003, Mr. Yoshikawa resigned as a member of the Board of Directors and the 100,000 options granted to Mr. Yoshikawa were canceled. Mr. Moffat III options expired unexercised on May 28, 2003.

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

On September 5, 2001, the Company granted options to purchase an aggregate of 350,000 shares of the Company's common stock to five employees. The options may be exercised in whole or in part at any time after the vesting requirements are achieved. These options vest based on minimum market price and reported gross revenue level. On April 26, 2002, 250,000 of these options were canceled as the employees related to these options left the employ of the Company. The remaining 100,000 options expired on September 5, 2004 unexercised.

A summary of the option activity is as follows:
                                                                 Weighted
                                              Number of           Average
                                               Options        Exercise Price
                                           ----------------   --------------
     Outstanding at March 31, 2003            1,100,000         $    1.88

     Granted                                          -
     Forfeited                                 (500,000)        $   (3.09)
                                           ----------------   ----------------
     Outstanding at March 31, 2004              600,000         $    0.88

     Granted                                  1,000,000         $    0.15
     Forfeited                                 (100,000)        $   (0.25)
                                           ----------------   ----------------
     Outstanding at March 31, 2005            1,500,000         $    0.43
                                           ================   ================

Additional information about outstanding options to purchase the Company's common stock as of March 31, 2005 is as follows:

                   Options Outstanding                                   Options Exercisable
-----------------------------------------------------------     ---------------------------------------
                                              Weighted
                                              Average                                      Weighted
    Exercise                                 Remaining                 Number               Average
    Price Per             Number            Contractual              of Shares             Exercise
      Share             of Shares         Life (In Years)           Exercisable              Price
------------------    ---------------     -----------------      -------------------     --------------
      $1.00                  500,000             .4                               -          $1,00
      $0.15                1,000,000            2.2                       1,000,000          $0.15
                      ---------------                            -------------------
                           1,500,000            1.6                       1,000,000          $0.15
                      ===============                            ===================

Stock options issued to employees with an exercise price not less than the fair market value of the Company's common stock on the date of grant result in no compensation expense charged to operations. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. In accordance with accounting for such options utilizing the intrinsic value method, the Company recorded compensation expense in the Company's financial statements of $4,000 and $-0- for the years ended March 31, 2005 and 2004, respectively. Had compensation cost for stock-based compensation been determined based on the fair value of any options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended March 31, 2005 and 2004 would have been as presented in the pro forma amounts in Note 1. No options were granted to employees for the year ended March 31, 2004.

--------------------------------------------------------------------------------
                                     NOTE 8
                                 CONCENTRATIONS
--------------------------------------------------------------------------------

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

All supplies for the manufacture of SP34E are readily available from a variety of manufacturers worldwide.

--------------------------------------------------------------------------------
                                     NOTE 9
                                  GOING CONCERN
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant losses and negative cash flows from operations for the year ended March 31, 2005, which have resulted in a deficiency in working capital of approximately $629,000 as of March 31, 2005, and an accumulated deficit of approximately $13,487,000.

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

--------------------------------------------------------------------------------
                                     NOTE 10
                                SEGMENT REPORTING
--------------------------------------------------------------------------------

Information concerning operations by industry segment is as follows:

                                                             Year Ended
                                                               March 31,
       Revenues:
                                                           2005         2004
                                                           ----         ----
             Fuel additive                               $734,738    $ 324,285
             Refrigerant                                  393,373      365,303
                                                        ---------    ---------
                Total Revenues                          1,128,111      689,588
                                                        =========    =========
       Gross Profit:
             Fuel additive                                415,560      186,055
             Refrigerant                                  219,671      239,279
                                                        ---------    ---------
                   Total Gross Profit                     635,231      425.334
                                                        =========    =========
       Gross Profit Percent:
              Fuel additive                                 56.6%        57.3%
              Refrigerant                                   55.8%        65.5%
                   Total Gross Profit Percent               56.3%        61.7%

       General , Administrative & Other Expenses:
              Fuel additive                               751,439      657,778
              Refrigerant                                 229,114      228,171
                                                        ---------    ---------
                   Total Operating Expenses               980,553      885,949
                                                        ---------    ---------
       Operating( Loss) Profit:
              Fuel additive                             (335,879)    (471,723)
              Refrigerant                                 (9,443)      11,108
                                                        ---------    ---------
                  Total Operating Loss                  (345,322)    (460,615)
                                                        ---------    ---------
       Other Income (Expense):
            Fuel additive                               (940,796)     (14,630)
            Refrigerant                                     (957)      (5,464)
                                                        ---------    ---------
                   Total Other Income (Expense)         (941,753)     (20,094)
                                                        ---------    ---------
       Provision for Income Taxes:
            Fuel additive                                       -           -
            Refrigerant                                         -      (4,587)
                                                        ---------    ---------
                   Total Income Taxes                           -      (4,587)
                                                        ---------    ---------

       Net Income (Loss):
                Fuel additive                          (1,276,675)    (486,353)
                Refrigerant                               (10,400)       1,057
                                                        ---------    ---------
                   Total Net (Loss)                   $(1,287,075)   $(485,296)
                                                        =========    =========
       Depreciation and Amortization:
                Fuel additive                               $ 798        $ 532
                Refrigerant                                11,984       12,488
                                                        ---------    ---------
                  Total Depreciation & Amortization       $12,782      $13,020
                                                        =========    =========
       Accounts Receivable:
                Fuel additive                             $91,848      $30,500
                Refrigerant                               136,366      111,879
                                                        ---------    ---------
                   Total Accounts Receivable             $228,214     $142,379
                                                        =========    =========
       Inventory:
                Fuel additive                             $97,260     $131,045
                Refrigerant                                     -            -
                                                        ---------    ---------
                   Total Inventory                       $ 97,260     $131,045
                                                        =========    =========
       Total Assets:
                Fuel additive                            $391,496     $249,593
                Refrigerant                               226,083      263,720
                                                        ---------    ---------
                   Total  Assets                         $617,579     $513,313
                                                        =========    =========
       Capital Expenditures:
                Fuel additive                                $  -        $   -
                Refrigerant                                 5,358       21,851
                                                        ---------    ---------
                   Total Capital Expenditures              $5,358      $21,851
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

AUDIT COMMITTEE FINANCIAL EXPERT

We have not appointed an audit committee and, accordingly, do not have an audit committee financial expert. Due to the small size of our Board of Directors, the audit committee function is performed by the full board. We have determined to defer creation of an audit committee and engagement of an audit committee financial expert until such time as our business operations have grown and an increase to the size of the board of directors is warranted.
CODE OF ETHICS
In February of 2005, the Board of Directors adopted a Code of Ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics is publicly available on our web site at www.solpower.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendments or waiver on our web site or in a report on Form 8-K. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Robert Kohn, Interim CEO, 11555 Heron Bay Boulevard, Suite 200, Coral Springs, Florida, 33076 or contact by telephone at
(954) 603-0520.

ITEM 10.   EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the fiscal years ended March 31, 2005, 2004 and 2003 for the sole officer. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

                           Summary Compensation Table

--------------------------------- ----------------------------------------------------- ----------------------
                                                                                              Long Term
                                                  Annual Compensation                       Compensation
--------------------------------- ----------------------------------------------------- ----------------------
                                                                         Other                  Stock
Name and Principal Position          Fiscal                              Annual                Options
                                      Year           Salary           Compensation            (Shares)
--------------------------------- -------------- ---------------- --------------------- ----------------------
James H. Hirst                        2005              -               $ 72,000               $21,000
Chief Executive Officer               2004              -               $104,100                  -
  & President                         2003                              $130,820                  -
--------------------------------- -------------- ---------------- --------------------- ----------------------

Other compensation is compensation paid and reported to Internal revenue Service on Form 1099. ]

Option Grants

The following table sets forth information regarding the grants of options to executive officers for the fiscal year ended March 31, 2005. There was a grant of 200,000 call options to the executive officer for the fiscal year ended March 31, 2005.

                        Option Grants in Fiscal Year 2001

--------------------- --------------------------- ------------------------ ----------------------- -----------------------
                                   % of Total
                           Number of Shares        Compensation Options
                      Underlying Options Granted  Granted in Fiscal Year
        Name                                                                   Exercise Price         Expiration Date
--------------------- --------------------------- ------------------------ ----------------------- -----------------------

James H. Hirst                 500,000                      40%                    $1.00               April 1, 2006
--------------------- --------------------------- ------------------------ ----------------------- -----------------------

                                         Option Grants in Fiscal Year 2005

--------------------- --------------------------- ------------------------ ----------------------- -----------------------
                              % of Total
                           Number of Shares        Compensation Options
                      Underlying Options Granted  Granted in Fiscal Year
        Name                                                                   Exercise Price         Expiration Date
--------------------- --------------------------- ------------------------ ----------------------- -----------------------

James H. Hirst                 200,000                      23%                    $0.15                May 31,2007
--------------------- --------------------------- ------------------------ ----------------------- -----------------------

Option Exercises and Values

The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2004.

                                           Aggregate Option Exercises In
                                Last Fiscal Year and Fiscal Year-End Option Values
 ------------------------ ------------------------ ---------------------- ----------------------- ----------------------
                                                                                                  Value of Unexercised
                                                                           Number of Unexercised  In-the-Money Options
                                                                            Options at March 31,    at March 31, 2005
                                                                                    2005
 ------------------------ ------------------------ ---------------------- ----------------------- ----------------------
                            Shares Acquired on                                  Exercisable/          Exercisable/
           Name                  Exercise             Value Realized           Unexercisable          Unexercisable
  ----------------------- ------------------------ ---------------------- ----------------------- ----------------------

  James H. Hirst                     0                       0                200,000/500,000             $0/$0
  ----------------------- ------------------------ ---------------------- ----------------------- ----------------------

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

Mr. Hirst continued his employment under his contract during the fiscal year ended March 31, 2003 and was an at-will employee during the years ended March 31, 2005 and 2004.

Director Compensation

All authorized out-of-pocket expenses incurred by our directors on behalf of Solpower are subject to reimbursement. Mr. Moffat was granted 500,000 shares in September 2003 for past services. These shares were valued at approximately $20,500 at the date of issuance.

Stock Option Plan

In November 1997, the Board of Directors adopted a Stock Option and Incentive Plan (the "Plan"), which the shareholders approved on November 22, 1997. The purpose of the Plan is to provide a means to attract employees and service providers and to reward persons responsible for the successful administration and management of Solpower. Another purpose of the Plan is to provide such persons with additional incentive and reward opportunities designed to enhance profitable growth. So that the appropriate incentive can be provided, the Plan provides for granting options, incentive stock options, stock appreciation rights, restricted stock awards, performance shares and dividend equivalents, or any combination of the foregoing. In 1999, the Plan was amended by the Board of Directors to increase the number of shares that can be granted under the Plan to 2,500,000 shares of Solpower common stock. In 2000, the Plan was further amended by the board of Directors and approved by the shareholders to increase the number of shares that can be granted under the Plan to 5,000,000 shares of Solpower common stock. As of March 31, 2005, 500,000 options had been committed at an exercise price of $1.00.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2005, the ownership of each person known by us to be the beneficial owner of five percent or more of our Common Stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

Name and Address                           Amount and Nature    Percent of Class
of Beneficial Owner                          of Ownership             (1)
-------------------                          ------------             ---

Fraser M. Moffat III                           500,000                  .7%
18 Lake Avenue
Montrose, Pennsylvania

James H. Hirst (2)                           3,105,600 (3)             4.5%
102-1350 view Cresent
Delta, British Columbia, Canada

Naoya Yoshikawa                              6,000,100 (4)             8.6%
2-16-42 Takanawa
Minato-Ku, Japan

Power Business Co Ltd.                       3,000,000                 4.3%
2-16-42 Takanawa
Minato-Ku, Japan

A-1 Financial Planners Pty Ltd. (5)            666,666                 1.0%
C/o 39 Dehavilland Road
Mordialloc 3195
Victoria, Australia

Australian Native Estates Pty Ltd (5)        4,000,000                 5.8%
Australia


Pastoral Heights Pty Ltd (5)                 3,000,000                 4.3%
C/o Davis Coster Accountants
13 Malcom Court
Mt. Waverly, Australia

Marino Investment Services Limited (5)       4,143,600                 6.0%
C/o Warwick Int Services Ltd
Smith Street
St Peter Port
Guernesy Channel

Name and Address                           Amount and Nature    Percent of Class
of Beneficial Owner                          of Ownership             (1)
-------------------                          ------------             ---

Greg Stewart                                 7,547,082 (6)            10.9%
307 East 22nd Street
San Pedro, CA 90731

Dominion Capital Pty Ltd. (5)                   70,000                   0%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

Peter Voss (5)                              15,862,041 (5)            22.5%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

K. M. Voss (5)                               3,000,000                 4.3%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

Intavest Pty Ltd (5)                           681,775                 1.0%
C/o 7 North Road Brighton
Victoria, Australia

Les Woolridge (7)                            3,000,000                 4.3%
Victoria
Australia

All Directors and Officers                   3,605,600                 5.2%
as a Group (2 persons)
--------------------------------

(1) Based upon 69,309,727 shares of common stock being issued and outstanding on June 30, 2005.
(2) Mr. Hirst has been granted options to purchase up to an additional 500,000 shares of common stock at $1.00 per share upon the market price of the common stock attaining certain levels. . These options have not vested, are not exercisable until vested and are not included in the total above. Mr. Hirst has also been granted call options for 200,000 shares of common stock at $0.15 per share and are included in the above total above.
(3) Includes 130,000 shares issuable under a deferred compensation arrangement and 775,500 shares held by Mr. Hirst's wife in which Mr. Hirst disclaims all beneficial ownership.
(4) Includes 3,000,000 shares held by Power Business Co Ltd. and is a Japan corporation controlled by Mr. Yoshikawa.
(5) Mr. Voss controls Dominion Capital Pty Ltd., which holds 70,000 shares, A1 Financial Planners Pty Ltd., which holds 666,666 shares, Intavest Pty Ltd., which holds 681,775 shares, Marino Investments Services Limited., which holds 4,143,600 shares, Pastoral Heights Pty Ltd., which holds 3,000,000 shares and Australian Native Estates Pty Ltd., which holds 4,000,000 shares. The total reflected includes 3,300,000 shares held by Mr. Voss' wife and two adult children and in which Mr. Voss disclaims all beneficial interest.
(6) Mr. Stewart controls Purse Seine Soma, Inc., which holds 550,000 shares. The total includes warrants to purchase 250,000 common shares at $0.20 per share.
(7) Mr. Woolridge is the sole director the Company's subsidiary, Virtual Technologies (Australia) Pty Ltd.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 31, 2003, the Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company. This entity is controlled by Mr. Peter Voss.

On February 20, 2003, the Company acquired the worldwide rights to the product Soltron(R)) by the issuance of 9,000,000 restricted shares of its common stock to Dominion Capital Pty Ltd. This entity is controlled by Mr. Peter Voss.

On September 22, 2003, the Company issued 1,000,000 restricted shares of common stock to Matthew Cohen, the Company's General Manager of Marketing and Technical Services, as compensation for services. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On September 22, 2003, the Company issued 500,000 restricted shares of common shares to Fraser Moffat, a director of the Company, as compensation for services. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

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

     32 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________________
(1) Incorporated by reference from Solpower's Form 10-SB as filed on August 21, 1998.
(2) Incorporated by reference from Solpower's Form 10-KSB as filed on September 24, 1999.
(3) Incorporated by reference from Solpower's Form 10-QSB as filed on February 20, 2001.
(4) Incorporated by reference from Solpower's Form 10-KSB as filed on May 26, 2005.

         (b)      Reports on Form 8-K.

                  None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table summarizes the aggregate fees billed by Semple & Cooper, LLP for the fiscal years ended March 31, 2005 and 2004:

                                          Year Ended March 31,
                                                 2005             2004
                                                 ----             ----
          Audit Fees (1)                     $   15,000         $   15,000
          Audit-Related Fees (2)                 16,400                  -
          Tax Fees                                    -                  -
                                             -----------        -----------
          Total                              $   31,400         $   15,000
                                             ===========        ===========
________________________
(1) Fees for audit services billed or accrued in fiscal years 2005 and 2004 consisted of audit of Solpower Corporation's annual financial statements.
(2) Fees for review services for quarterly security filings accrued for fiscal year 2005.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOLPOWER CORPORATION
Dated:   September 19, 2005         By: /s/ James H. Hirst
                                        ----------------------------------------
                                        James H. Hirst, Chief Executive Officer

                                    BOARD OF DIRECTORS
Dated:   September 19, 2005         By: /s/ Fraser M Moffat III
                                        ----------------------------------------
                                       Fraser M. Moffat III, Chairman

Dated:   September 19, 2005         By: /s/ James H. Hirst
                                        ----------------------------------------
                                        James H. Hirst