Form 10QSB
period 2005-06-30
SOLPOWER CORP
filed 2005-09-23
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------


                                   (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

       The number of shares outstanding of each of the issuer's classes of common equity was 69,309,727 shares of common stock, par value $0.01, as of June 30, 2005.

Transitional Small Business Disclosure Format (check one):

                  Yes                       No       X
                      --------------           ---------------

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                          Page

Item 1.  Financial Statements............................................................................................   2
         Consolidated Balance Sheets
                  June 30, 2005 (Unaudited) and March 31, 2005...........................................................   2
         Consolidated Statements of Operations
                  For the Three Months Ended June 30, 2005 (Unaudited) and 2004 (Unaudited)..............................   3
         Consolidated Statements of Comprehensive Income (Loss)
                  For the Three Months Ended June 30, 2005 (Unaudited) and 2004 (Unaudited)..............................   4
         Consolidated Statement of Stockholders' Deficit
                  For the Three Months Ended June 30, 2005 (Unaudited)...................................................   5
         Consolidated Statements of Cash Flows
                  For the Three Months Ended June 30, 2005 (Unaudited) and 2004 (Unaudited)..............................   6
         Notes to the Consolidated Financial Statements..................................................................   8

Item 2. Management's Discussion and Analysis and Plan of Operations .....................................................   15

Item 3. Controls and Procedures .........................................................................................   21


                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders ............................................................   21

Item 6. Exhibits.........................................................................................................   21

SIGNATURES ..............................................................................................................   22

CERTIFICATIONS ..........................................................................................................   23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                              SOLPOWER CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                                                         June 30, 2005           March 31,
                                                                          (Unaudited)              2005
                                                                        ---------------      --------------

 Current Assets:
     Cash and cash equivalent                                           $      141,513       $      97,371
     Accounts receivable                                                        67,788             228,214
     Inventory                                                                  86,061              97,260
     Prepaid expenses                                                           46,617              63,686
                                                                        ---------------      --------------
            Total Current Assets                                               341,979             486,531

Property and Equipment, net                                                     50,282              52,186

Other Assets:
     Deposit                                                                       350                 750
     Intangibles, net                                                            2,689               2,821
     Goodwill                                                                   75,291              75,291
                                                                        ---------------      --------------
                                                                        $      470,591       $     617,579
                                                                        ===============      ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current portion of long-term debt                                  $       10,273       $      16,888
     Customer advances                                                         404,578             287,253
     Accounts payable - trade                                                  244,547             334,417
                      - related party                                          225,924             227,556
     Accrued expenses                                                          176,605             249,587
                                                                        ---------------      --------------
                  Total Current Liabilities                                  1,061,927           1,115,701
                                                                        ---------------      --------------

Commitments and Contingencies

Stockholders' Deficit:
     Preferred stock; $0.001 par value, 5,000,000 shares
       authorized; issued and outstanding, none                                      -                   -
     Common stock; $0.01 par value, 100,000,000 shares
       authorized; issued and outstanding 69,309,727
           shares                                                              693,097             693,097
     Additional Paid in Capital                                             12,293,125          12,293,125
     Common stock subscribed                                                     5,500                   -
     Accumulated deficit                                                   (13,585,600)        (13,486,767)
     Foreign currency translation adjustment                                     2,542               2,423
                                                                        ---------------      --------------
                  Total Stockholders' Deficit                                 (591,336)           (498,122)
                                                                        ---------------      --------------
                                                                        $      470,591        $    617,579
                                                                        ===============     ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                    June 30,
                                                                             2005               2004
                                                                       ----------------   ----------------
Revenues:
     Fuel additive                                                     $        43,702    $        61,218
     Refrigerant                                                                73,668             76,119
                                                                       ----------------   ----------------

         Total Revenues                                                        117,370            137,337
                                                                       ----------------   ----------------

Cost of Sales:
      Fuel additive                                                             22,378             22,203
      Refrigerant                                                               38,764             34,930
                                                                       ----------------   ----------------
                                                                                61,142             57,133
                                                                       ----------------   ----------------

Gross Profit                                                                    56,228             80,204

Expenses:
     General and administrative                                                154,705            208,265
                                                                       ----------------   ----------------

Operating (Loss)                                                              (98,477)           (128,061)
                                                                       ----------------   ----------------

Other Income (Expense):
     Interest income                                                              165                  12
     Expense associated with extended warrants                                      -             (78,350)
     Expense associated with issuance of call options                               -             (63,000)
     Interest expense                                                            (521)             (7,115)
                                                                       ----------------   ----------------
           Total Other Income (Expense)                                          (356)           (148,453)
                                                                       ----------------   ----------------

Net (Loss) Before Provision for Income Taxes                                   (98,833)          (276,514)

Provision for Income Taxes - Subsidiary                                              -                  -
                                                                       ----------------   ----------------

Net Loss                                                               $       (98,833)   $      (276,514)
                                                                       ================   ================


Basic and Diluted Loss Per Share                                       $         (0.00)   $         (0.00)
                                                                       ================   ================

Weighted Average Number
    of Common Shares Outstanding                                            69,309,727         54,118,720
                                                                       ================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOLPOWER CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                               For the Three Months Ended
                                                                                        June 30,
                                                                               2005                2004
                                                                         --------------     --------------

Net (Loss)                                                               $     (98,833)     $    (276,514)

Other Comprehensive Income (Loss), Net of Tax:
   Foreign currency translation adjustment                                         119               (520)
                                                                         --------------     --------------

Comprehensive Loss                                                       $     (98,714)     $    (277,034)
                                                                         ==============     ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOLPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)


                                                         Additional     Common                        Cumulative
                             Common          Stock        Paid In       Stock         Accumulated     Translation
                              Shares       Amount         Capital     Subscribed       Deficit          Account           Total
                            ----------- ------------- --------------- ------------- ---------------- --------------   --------------

Balance, March 31, 2005     69,309,727  $    693,097  $   12,293,125  $          -   $  (13,486,767) $       2,423    $    (498,122)

Change in cumulative
 translation account                 -             -               -             -                -            119             119

Common stock
 subscriptions received              -             -               -         5,500                -              -           5,500

Loss for the three months
 ended June 30, 2005
 (Unaudited)                         -             -               -             -          (98,833)             -          (98,833)
                            ----------- ------------- --------------- ------------- ---------------- --------------   --------------
Balance, June 30, 2005
 (Unaudited)                69,309,727  $    693,097  $   12,293,125  $      5,500  $   (13,585,600) $       2,542    $    (591,336)
                           ============ ============= =============== ============= ================ ==============   ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                Three Months Ended June 30,
                                                                             2005                    2004
                                                                      -----------------       -----------------
Cash Flows From Operating Activities:
      Net (loss)                                                      $        (98,833)            $  (276,514)

       Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                          2,226                   1,505
          Non-cash transactions                                                      -                 269,350
          Changes in operating assets and liabilities:
             Accounts receivable                                               160,426                  65,692
             Subscriptions receivable                                                -                 (19,800)
             Inventory                                                          11,199                  20,637
             Prepaid expenses                                                   17,069                 (88,761)
             Deposit                                                               400                    (400)
             Accounts payable - trade                                          (89,870)                (36,587)
                              - related parties                                 (1,632)                (30,107)
             Accrued interest - related party                                        -                   5,876
             Accrued expenses                                                  (72,982)                (11,598)
                                                                      -----------------       -----------------
                   Net Cash (Used) by Operating Activities                     (71,997)               (100,707)
                                                                      -----------------       -----------------

Cash Flows from Investing Activities:
        Intangibles                                                                 42                       -
        Capital transactions                                                      (232)                  3,108
                                                                      -----------------       -----------------
                   Net Cash Provided (Used) by Investing Activities:              (190)                  3,108
                                                                      -----------------       -----------------

Cash Flows from Financing Activities:
     Proceeds from common stock sold                                                 -                  91,000
     Proceeds from call option receivable                                            -                  15,000
     Proceeds from common stock subscriptions                                    5,500                       -
     Net advances from customer                                                117,325                  32,123
     Payments on installment notes payable                                      (6,615)                 (9,886)
                                                                      -----------------       -----------------
                   Net Cash Provided by Financing Activities                   116,210                 128,237
                                                                      -----------------       -----------------

Effect of Exchange Rate on Cash                                                    119                    (520)
                                                                      -----------------       -----------------

Increase  in Cash and Cash Equivalents                                          44,142                  30,118

Cash and Cash Equivalents, Beginning of Period                                  97,371                  96,487
                                                                      -----------------       -----------------

Cash and Cash Equivalents, End of Period                              $        141,513        $        126,605
                                                                      =================       =================

                 The accompanying notes are an integral part of
                           these financial statements

Supplemental Information
-------------------------

Cash Paid For:
     Interest                                          $        -         $         -
                                                       ==========         ===========

     Income Taxes                                      $        -         $         -
                                                       ==========         ===========

Non-Cash Investing and Financing:
   Issuance of common stock for services               $        -         $   100,000
                                                       ==========         ===========


   Issuance of common stock for debt                   $        -         $    24,000
                                                       ==========         ===========

   Cost associated with extending warrants             $        -         $    78,350
                                                       ==========         ===========

   Stock-based compensation                            $        -         $     4,000
                                                       ==========         ===========

   Cost associated with options issued                 $        -         $    63,000
                                                       ==========         ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                              SOLPOWER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

Nature of Operations

The principal business purpose of the Company is the sales and distribution of Soltron(R), a fuel-enhancing product and SP34ETM, a replacement refrigerant, and other environmentally friendly products throughout the world.

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

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2005 included in the Company's Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically experienced significant losses and negative cash flows from operations. For the three-month period ended June 30, 2005, we had a net loss of $98,833. Operations have resulted in a deficiency in working capital of approximately $720,000 and an accumulated deficit of approximately $13,586,000 as of June 30, 2005.

During our fiscal years ended March 31, 2005 and 2004, and continuing during the current fiscal year, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range. Although profits may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of these products.

During the fourth quarter of 2005 the Company intends to bring in additional new executive management that has experience in business development, product line development, background in distribution channels and development of strategic business alliances. The Company anticipates exploring expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions.

In mid-January 2005 the Company contracted the services of Mr. Robert Kohn to review and formalize the short-term and long- range plans of the Company. Beginning in April 2005, Mr. Kohn will act as Interim CEO for the Company, review the Company's current business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets of the Company at June 30, 2005 and March 31, 2005 include the accounts of Solpower Corporation and Virtual Technologies Pty Ltd (Australia) ("Virtual"), a wholly owned Australian subsidiary. The consolidated statement of operations for the three months ended June 30, 2005 and 2004 includes the activity of Solpower Corporation and Virtual. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

During the quarter ended June 30, 2005, one customer accounted for 69% of the Soltron(R) revenue. The customer referred to is a major distributor of Soltron(R) product.

Inventory

Inventory at June 30, 2005 consists of the Soltron(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out
(FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets acquired. On an ongoing basis, management reviews the valuation of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to the recoverable amount when declines in value are considered to be other than temporary based upon expected future cash flows. The subsidiary with which this asset is associated with at June 30, 2005 was purchased on January 31, 2003 and in management's opinion there is no impairment of the fair value at June 30, 2005.

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

Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of June 30, 2005 and 2004, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At June 30, 2005, stock options representing 1,500,000 common shares were outstanding with exercise prices ranging between $0.15 and $1.00. The weighted average exercise price for outstanding options was $0.42. At June 30, 2005, stock warrants representing 1,567,500 common shares were outstanding with an exercise price of $0.20. On July 29, 2005, 750,000 of the warrants were exercised and the remaining warrants expired on July 30, 2005.

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

The Company recognized stock-based employee compensation for options issued to two employees during the three-month period ended June 30, 2004 amounting to $4,000 and none was incurred in the comparative period for 2005.

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

The effect on our net loss and loss per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123 "Accounting for Stock-Based Compensation," is as follows:

                                                       Three Months Ended
                                                              June 30,
                                                  2005                   2004
                                                -------------      -------------
      Reported net (loss)                       $    (98,833)      $   (276,514)
      Add - stock-based compensation
         expense included in reported
         net loss                                          -              4,000
      Deduct - stock-based compensation
         expense determined under the
         fair value method                                 -            (42,000)
                                                -------------      -------------
      Pro forma net (loss)                      $    (98,833)      $   (314,514)
                                                =============      =============

      Basic and diluted loss per share:
     As reported                                $       0.00       $      (0.00)
                                                =============      =============
     Pro forma                                  $       0.00       $      (0.00)
                                                =============      =============

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

In May 2005, the FASD issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect foe a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

NOTE 3 - RELATED PARTY TRANSACTIONS

Convertible Loan Payable to Related Party

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note matured on September 18, 2001, and was convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned, by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 were to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four

(24) months from the date of the Agreement signing on November 22, 2002. As of November 22, 2004, no payments had been made on this obligation. Subsequent to the amended due date of the note, the Company negotiated with Australian Agriculture Management Pty Ltd. to convert the loan obligation and accrued interest into common shares. On January 18, 2005, the Company's Board of Directors agreed by unanimous consent to settle the debt and accrued interest for the issuance of 11,000,000 shares of restricted common stock to Australian Agriculture Property Management Pty Ltd.

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

Call Options Sold

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

NOTE 5 - SEGMENT REPORTING

Information concerning operations by industry segment is as follows (unaudited):

                                                          Three Months Ended
                                                                June 30,
                                                                --------
        Revenues:                                       2005             2004
                                                        ----             ----

             Sales - fuel additive                   $  43,702        $  61,218
             Sales - refrigerant
                                                        73,668           76,119
                                                     ---------        ---------
                 Total Revenues                        117,370          137,337
                                                     ---------        ---------

        Gross Profit (Loss):
               Fuel additive                                             39,015
                                                        21,324
               Refrigerant                              34,904           41,189
                                                     ---------        ---------
                    Total Gross Profit                  56,228           80,204
                                                     ---------        ---------

        Gross Profit (Loss) Percent:
               Fuel additive                             48.8%            63.4%
                                                     ---------        ---------
               Refrigerant                               47.4%            54.1%
                                                     ---------        ---------
                    Total Gross Profit Percent           47.9%            58.4%
                                                     ---------        ---------

        General and Administrative Expenses:
               Fuel additive                           103,841          144,923
               Refrigerant
                                                        50,864           63,342
                                                     ---------        ---------
                    Total Operating Expenses           154,705          208,265
                                                     ---------        ---------

        Operating ( Loss) Profit:
               Fuel additive                           (82,517)        (105,908)
               Refrigerant                             (15,960)         (22,153)
                                                     ---------        ---------
                   Total Operating Loss                (98,477)        (128,061)
                                                     ---------        ---------

        Other Income (Expense):
             Fuel additive                                  12         (147,445)
             Refrigerant                                  (368)          (1,008)
                                                     ---------        ---------
                    Total Other (Expense)                 (356)        (148,453)
                                                     ---------        ---------

        Provision for Income Taxes:
             Fuel additive                                   -                -
             Refrigerant                                     -                -
                                                     ---------        ---------
                                                             -                -
                                                     ---------        ---------
                    Total Income Taxes


        Net Income (Loss):
                 Fuel additive                         (82,505)        (253,353)
                 Refrigerant                           (16,328)         (23,161)
                                                     ---------        ---------
                    Total Net (Loss)                 $ (98,833)       $(276,514)
                                                     =========        =========

        Depreciation and Amortization:
                 Fuel additive                       $     320        $     199
                 Refrigerant & cylinders                 1,906            1,306
                                                     ---------        ---------
                   Total Depreciation &              $   2,226        $   1,505
                                                     =========        =========
        Amortization


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", "PLAN", "PREDICT" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2005.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically experienced significant losses and negative cash flows from operations. For the three month period ended June 30, 2005, we had a net loss of $98,833. Operations have resulted in a deficiency in working capital of approximately $720,000 and an accumulated deficit of approximately $13,586,000 as of June 30, 2005.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 2, "Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in our Form 10-QSB describes our significant accounting policies which are reviewed by management on a regular basis.

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

Operating Results for the Three Months Ended June 30, 2005 and 2004

Revenues - Consolidated revenues for the three months ended June 30, 2005 were $117,370 as compared to $137,337 for the three months ended June 30, 2004. The decrease in revenues of $19,967 was mainly attributable to decreased Soltron(R) sales amounting to $17,516 in the United States. Revenues from SP34E(TM) sales from our wholly owned subsidiary also decreased $2,451 in the current period over the prior year comparable period.

Gross Profit - Consolidated gross profit decreased from 58.4 % for the three months ended June 30, 2004 to 47.9% for the three months ended June 30, 2005. The decrease in consolidated gross profit margin of 10.5% is mainly attributable to a decrease in gross profit margin attained on the Soltron(R) revenue of 14.6%. The decrease in the gross profit from Soltron(R) is a direct result of lower margins on the sale of the Soltron(R) concentrate. The gross profit margin on refrigerant revenues for the current period also decreased 6.7%, from the prior year comparable period and is attributable to higher production costs that were not reflected in higher revenues. The total gross profit earned for the three months ended June 30, 2005 decreased $23,976 to $56,228 as compared to $80,204 for the three months ended June 30, 2005. This decrease in gross profit is attributable to the decreased gross profit margins in both segments.

General and Administrative Costs - Consolidated general and administrative costs for the three months ended June 30, 2005 were $154,705 as compared to $208,265 for the same period ended June 30, 2004, or an decrease of $53,560. The decrease is primarily comprised of decreased marketing, sales, investor relations costs, audit and legal fees related to Soltron(R) approximating $64,000 and offset by an increase of consulting fees of $27,000. Expenses of our wholly owned subsidiary were decreased in the areas of legal and FBT expense approximating $13,300 and offset by increased accounting cost approximating $1,600.

Expense Associated with Extended Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005 and on January 11, 2005, the Board extended the exercise period to July, 30, 2005. The warrants have an exercise price of $0.20 per warrant. At June 30, 2005 and 2004, none of the extended warrants were exercised. Utilizing the Black-Scholes option-pricing model the revaluation of the extended warrants resulted in a charge to operations amounting to $78,350 for the period ending June 30, 2004 and no associated entry for the three months ended June 30, 2005. On July 29, 2005, 750,000 of the warrants were exercised and the remaining warrants expired on July 30, 2005.

Expense Associated with Issuance of Options - During the three-month period ended June 30, 2004, we incurred a $63,000 charge for the issuance of 600,000 call options to three individuals. The cost associated with the issuance of the call options was determined utilizing the Black-Scholes option-pricing model.

Net Loss - The Company's consolidated net loss for the three months ended June 30, 2005 was $98,833 as compared to a net loss of $276,514 incurred for the comparable three-month period ended June 30, 2004. The decrease of $177,681 in net loss for the current period ended is mainly attributable to the decreased general and administrative expenses and no recognized costs incurred in the current period associated with options or warrants.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron(R) product sales in our fiscal year ended March 31, 2005, together with the consolidation of income from our wholly-owned subsidiary, Virtual Technologies Pty Ltd. Virtual Technologies will determine a plan of action and marketing implementation for the SP34E(TM) product line for implementation during the fiscal year 2006. Because of discussions with new distributors we anticipate increased sales of Soltron during the fiscal year 2006.

During our fiscal years ended March 31, 2005 and 2004, and continuing during the current fiscal year, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range. Although gross profits may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of these products.

During the fourth quarter of 2005 the Company intends to bring in a new executive management team that has experience in business development, product line development, background in distribution channels and development of strategic business alliances. The Company anticipates exploring expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through acquisitions and exclusive licenses.

In mid-January 2005 the Company contracted the services of Mr. Robert Kohn to review and formalize the short-term and long- range plans of the Company. Beginning in April 2005, Mr. Kohn will act as Interim CEO for the Company, review the Company's current business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix.

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

Liquidity and Capital Reserves

Product sales did not provide sufficient working capital to fund our operations during the period ended June 30, 2005. Operations utilized $71,997 of cash during this period. Additional liquidity was provided by subscriptions of common stock and advances from a major distributor of our Soltron product. During this same period for the previous reporting period, $100,707 was utilized by operations. Additional liquidity for this period was provided mainly from advances from a major distributor of our Soltron(R) product and proceeds from the sale of common stock and subscriptions receivable. As of June 30, 2005, we had no commitments for capital expenditures.

Factors Affecting Future Performance and Risks

Limited Operating History - We have only a limited operating history with respect to the distribution and marketing of Soltron(R).

History of Losses - We have consistently had significant negative cash flow, operating losses and insufficient liquidity with respect to current operations, all of which we expect to continue until our sales revenues increase substantially. There can be no assurance that we will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future.

Additional Capital Requirement - We will require significant additional capital to meet our growth objectives and to fully implement our business plan and expand our operations. We will need to continue raising working capital through private placement equity financing. We may also seek additional debt financing through banks, other financial institutions, companies or individuals. No assurance can be given that we will be able to obtain any such additional equity or debt financing on satisfactory terms or at all. Further, even if financing is obtained, no assurance can be given that such financing would be adequate to meet our needs for the foreseeable future. If we are unsuccessful in obtaining sufficient additional capital, our ability to continue as a viable business enterprise will be substantially impaired.

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

Reliance on Management; Limited Personnel - Attracting and retaining qualified personnel is critical to our business plan. Our inability to attract additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to attract such qualified personnel or agents, or to successfully implement our business plan.

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

Dated:  September 22, 2005       SOLPOWER CORPORATION

                                 By:  /s/ Robert  Kohn
                                      ----------------
                                      Robert Kohn
                                      Interim Chief Executive Officer, Principal
                                      Accounting Officer