Form 10KSB/A
period 2003-03-31
SOLPOWER CORP
filed 2005-12-14
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                         Commission File Number: 0-29780

                              SOLPOWER CORPORATION

                 (Name of Small Business Issuer in its Charter)
          Nevada                                            87-0384678
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

        11500 Heron Bay Boulevard
        Suite 200
        Coral Springs, Fl.                                     33076
(Address of principal executive offices)                     (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Registrant's revenues for the fiscal year ended March 31, 2003 were $951,195.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                              SOLPOWER CORPORATION


                       INDEX TO THE FORM 10-KSB/A FOR THE
                        FISCAL YEAR ENDED MARCH 31, 2003



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

                                Preliminary Note

This amendment to the Annual Report on Form 10-KSB of Solpower Corporation is being filed for the sole purpose of including the correct exhibit 10.41.

                                     PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended ("EXCHANGE ACT"). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions.

Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements of future events, our plans and expectations, financial projections and performance and acceptance of our product in the marketplace. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), through press releases or otherwise. Wherever possible, we have identified these forward-looking statements by words such as "BELIEVES," "ANTICIPATES," "CONTEMPLATES," "EXPECTS," "INTENDS," "PROJECTS," "PLANS," "FORECASTS," "ESTIMATES" and similar expressions. These statements reflect our current views about future events and financial performance or operations and are applicable only as of the date the statements are made. Our actual results may differ materially from these statements. Factors that may cause or contribute to differences include, but are not limited to, those discussed in "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF Operations," as well as those factors discussed elsewhere in this Form 10-KSB/A and in any exhibits attached.

Although we believe that the assumptions underlying our forward-looking statements in this Form 10-KSB/A are reasonable, any of the assumptions could prove inaccurate. There can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed under "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE," our business and operations are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB/A.

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



Notes to the March 31, 2003 and 2002 Financial Statements...............24

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
                                                       ==========      ========      ===========      =========

                                                                         Cumulative
                                                        Accumulated     Translation
                                                          Deficit         Account           Total
                                                          -------         -------           -----
Balance, March 31, 2001                              $ (9,182,640)      $(6,157)      $ 1,499,933
Unit subscriptions received                                    --            --           197,750
Common stock and warrant issued for subscriptions              --            --                --
Conversion of liabilities to common stock                      --            --             4,839
Issuance of common stock for purchase of formula               --            --             5,040
Common stock issued for services                               --            --             6,650
Conversion of short-term note payable to common stock          --            --            30,000
Call option issued                                             --            --            11,000
Increase in cumulative translation account                     --         6,157             6,157
Loss, year ended March 31, 2002                        (2,670,455)           --        (2,670,455)
                                                       ------------       -------       -----------

Balance, March 31, 2002                               (11,853,095)           --          (909,086)

Common stock issued for compensation and services              --            --            11,550
Conversion of liabilities to common stock                      --            --            34,221
Common stock sold by exercise of call options                  --            --            15,000
Purchase of subsidiary with common stock                       --            --            79,800
Purchase of marketing rights with common stock                 --            --           119,700
Increase in cumulative translation account                     --           188               188
Loss, year ended March 31, 2003                          (112,021)           --          (112,021)
                                                       ------------       -------       -----------

Balance, March 31, 2003                                $(11,965,116)      $   188       $(760,648)
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

NOTE 1
DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2
PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2003 and 2002:



                                           2003                2002
                                        ------------        ------------
Furniture and Fixtures                  $     1,586         $    52,359
Computer and Office Equipment                22,350              75,711
Plant Equipment                              55,960             170,705
Leasehold Improvements                           --             425,298
                                        ------------        ------------
                                             79,896             724,073

Less: Accumulated Depreciation              (25,646)           (616,229)
                                        ------------        ------------

                                        $    54,250         $   107,844
                                        ============        ============



Depreciation expense charged to operations for the years ended March 31, 2003 and 2002, was $82,270 and $235,479, respectively.

NOTE 3
MARKETING RIGHTS

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

NOTE 4
ACQUISITIONS

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

On August 28, 2001, the Company purchased the formula and know-how for the PETROKLEAN formula for 40,000 shares of restricted stock valued at $5,040. During the year ended March 31, 2003, the Company discontinued its KLEAN line of products and wrote off the unamortized balance of assets of $5,474. (See Note 1, Discontinuance of KLEAN)

NOTE 5
COMMITMENTS

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

Year Ending
March 31,
------------
2004 $10,460

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

NOTE 6
INCOME TAXES

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

NOTE 7
RELATED PARTY TRANSACTIONS

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

NOTE 8
SHAREHOLDER EQUITY

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

A summary of total stock warrants outstanding is as follows:



                                                           Weighted
                                        Number of           Average
                                        Warrants         Exercise Price
                                     --------------      --------------
Outstanding at March 31, 2001            2,250,000                0.32

Granted                                    567,500                0.20
Forfeited                               (1,000,000)              (0.43)
                                     --------------      --------------
Outstanding at March 31, 2002            1,817,500                0.23

Granted                                         --                  --
Forfeited                                 (250,000)              (0.40)
                                     --------------      --------------
Outstanding at March 31, 2003            1,567,500       $        0.20
                                     ==============      ==============

          Warrants Outstanding                    Warrants Exercisable
-----------------------------------------        ------------------------
                               Weighted
                               Average
 Exercise                     Remaining
Price Per      Number        Contractual           Number        Exercise
  Share       of Shares    Life (In Years)      Exercisable       Price
  -----       ---------    ---------------      -----------       -----
 $0.20       1,567,500          2.25             1,567,500        $0.20



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



                        Percent     Exercise     Market        Reported         Expiration
 Grantee                Amount        Price      Price      Gross Revenues         Date
--------------          -------       -----      -----      --------------      -----------
Hirst and                 20%        $1.00       $1.00       $1 million         April, 2006
Robinson                  20%        $1.00       $2.00       $2 million         April, 2006
                          20%        $1.00       $3.00       $3 million         April, 2006
                          20%        $1.00       $4.00       $4 million         April, 2006
                          20%        $1.00       $5.00       $5 million         April, 2006
Flowers                   20%        $ .55          --               --        August, 2003
                          20%        $ .55          --               --        August, 2004
                          20%        $ .55          --               --        August, 2005
                          20%        $ .55          --               --        August, 2006
                          20%        $ .55          --               --        August, 2007
Cohen, Glass,             100%       $ .25       $1.00       $1 million     September, 2004
Starita, Cesena &
Lambrechtsen
Moffat -  Incentive       40%        $3.00       $3.00       $6 million           May, 2003
                          40%        $5.00       $5.00       $9 million           May, 2003
Options                   20%        $7.00       $7.00      $12 million           May, 2003
Non-Qualifying
  Options                100%        $2.00       $2.00       $4 million           May, 2003
Yoshikawa,                50%        $3.00       $3.00       $6 million           May, 2003
 and Goddard              50%        $7.00       $7.00      $12 million           May, 2003
Van Deren                100%        $1.30       $2.00       $6 million       January, 2004


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

A summary of the option activity is as follows:



                                         Weighted
                                         Number of              Average
                                          Options            Exercise Price
                                       ------------          --------------
Outstanding at March 31, 1999            2,350,000              $  3.44
Granted                                     50,000              $  1.30
Forfeited                                 (300,000)             $ (1.98)
                                       ------------

Outstanding at March 31, 2000            2,100,000              $  3.52
Granted                                  1,250,000              $  0.91
Forfeited                                 (650,000)             $ (2.62)
                                       ------------

Outstanding at March 31, 2001            2,700,000              $  2.53
Granted                                    550,000              $  0.21
Forfeited                                 (750,000)             $ (1.45)
                                       ------------

Outstanding at March 31, 2002            2,500,000              $  2.35
Granted                                    100,000              $  0.05
Exercised                                 (300,000)             $ (0.05)
Forfeited                               (1,200,000)             $ (3.14)
                                       ------------

Outstanding at March 31, 2003            1,100,000              $  1.88
                                       ============



Additional information about outstanding options to purchase the Company's common stock as of March 31, 2003 is as follows:



           Options Outstanding                     Options Exercisable
-------------------------------------------    ---------------------------
                                Weighted
                                Average
Exercise                       Remaining
Price Per     Number          Contractual         Number          Exercise
  Share      of Shares      Life (In Years)    Exercisable         Price
  -----      ---------      ---------------    -----------         -----
  $0.25       100,000             1.4                --            $0.25
  $1.00       500,000             3.0                --            $1.00
  $1.30       150,000              .8                --            $1.30
  $2.00       100,000              .2                --            $2.00
  $3.00       100,000              .2                --            $3.00
  $5.00       100,000              .1                --            $5.00

  $7.00        50,000              .2                --            $7.00
            ---------                            ------
            1,100,000             2.6                --               --
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

NOTE 10
CONCENTRATIONS

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

NOTE 11
GOING CONCERN

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers

The directors and executive officers of Solpower, their ages and positions are as follows:



Name                            Age                Positions Held(1)
--------------------            ---             ------------------------
Fraser M. Moffat III             74             Director, Chairman
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

        10.41 Acquisition Agreement between Solpower Corporation and Virtual Technologies (Australia) Pty Ltd. and Dominion Capital Pty Ltd., effective January 31, 2003.*

        10.42 Acquisition Agreement between Solpower Corporation and Dominion Capital Pty Ltd., dated February 20, 2003, relating to the acquisition of worldwide rights to SOLTRON(R).

        21.1    Subsidiaries

        31      Certifications required by Rule 13a-14, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Filed Herewith

(1) Incorporated by reference from Solpower's Form 10-SB as filed on August 21, 1998.
(2) Incorporated by reference from Solpower's Form 10-KSB/A as filed on September 24, 1999.
(3) Incorporated by reference from Solpower's Form 10-QSB as filed on February 20, 2001.
(4) Incorporated by reference from Solpower's Form 10-QSB/A as filed on December 10, 2001.

(b) Reports on Form 8-K.

None.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOLPOWER CORPORATION





Dated: December 12, 2005              By /s/ James H.  Hirst
                                      --------------------------------------
                                      James H. Hirst, Chief Executive Officer



                               BOARD OF DIRECTORS





Dated: December 12, 2005               /s/ Fraser M Moffat III
                                      ---------------------------------------
                                      Fraser M.  Moffat III, Chairman


Dated: December 12, 2005              /s/ James H.  Hirst
                                      ---------------------------------------
                                      James H.  Hirst