Form 10QSB
period 2005-09-30
SOLPOWER CORP
filed 2005-12-19
CIK 1068618

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                   FORM 10-QSB
                              ____________________


               (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT

         For the transition period from _____________ to _______________

                              ____________________

                        Commission File Number: 000-29780
                              ____________________

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

                  Yes ___X___     No _______

     The number of shares outstanding of each of the issuer's classes of common equity was 70,059,727 shares of common stock, par value $0.01, as of September 30, 2005.

Transitional Small Business Disclosure Format (check one):

                  Yes _______     No ___X___

================================================================================

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                           TABLE OF CONTENTS

                                                               PART I
                                                        FINANCIAL INFORMATION
                                                                                                                                Page

Item 1.  Financial Statements...................................................................................................   2
         Balance Sheet
                  September 30, 2005 (Unaudited)................................................................................   2
         Consolidated Statements of Operations
                  For the Three Months and Six Months Ended September 30, 2005 (Unaudited)
                  and 2004 (Unaudited)..........................................................................................   3
         Consolidated Statements of Comprehensive Income (Loss)
                  For the Three Months and Six Months Ended September 30, 2005 (Unaudited)
                  and 2004 (Unaudited)..........................................................................................   4
         Consolidated Statement of Stockholders' Equity
                  For the Six Months Ended September 30, 2005 (Unaudited).......................................................   5
         Consolidated Statements of Cash Flows
                  For the Six Months Ended September30, 2005 (Unaudited)
                  and 2004 (Unaudited)..........................................................................................   6
         Notes to the Consolidated Financial Statements (Unaudited).............................................................   9

  Item 2. Management's Discussion and Analysis and Plan of Operations ..........................................................  16

  Item 3. Controls and Procedures...............................................................................................  22


                                                               PART II
                                                          OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..............................................................................  22

Item 4.  Submission of Matters to a Vote of Security Holders ...................................................................  22

Item 6. Exhibits................................................................................................................  22

SIGNATURES .....................................................................................................................  23

CERTIFICATIONS .................................................................................................................  24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



                                     ASSETS

 Current Assets:
     Cash and cash equivalent                                    $      138,354
     Accounts receivable                                                 35,819
     Inventory                                                          211,159
     Prepaid expenses                                                    33,638
                                                                 ---------------
                  Total Current Assets                                  418,970

Property and Equipment, net                                                 969

Intangible Asset- royalty agreement                                     120,000

Other Assets:
     Deposit                                                                350
                                                                 ---------------
                                                                 $      540,289
                                                                 ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Customer advances                                           $      384,192
     Accounts payable - trade                                           137,327
                      - related party                                   258,536
     Accrued expenses                                                   114,281
                                                                 ---------------
                  Total Current Liabilities                             894,336
                                                                 ---------------

Commitments and Contingencies

Stockholders' Deficit:
     Preferred stock; $0.001 par value, 5,000,000 shares
       authorized; issued and outstanding, none                               -
   Common stock; $0.01 par value, 100,000,000 shares
   authorized; issued and outstanding 70,059,727 shares                 700,597
     Additional Paid in Capital                                      12,435,625
     Common stock subscribed                                             24,000
     Accumulated deficit                                            (13,514,269)
                                                                  --------------
                   Total Stockholders' Deficit                         (354,047)
                                                                  --------------
                                                                  $     540,289
                                                                  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended               Six Months Ended
                                                              September 30,                    September 30,
                                                           2005            2004             2005           2004
                                                       --------------   ------------    -------------   ------------
Revenues                                               $     357,543    $   119,141          401,245    $   180,359

Cost of Revenues                                             180,631         52,826          203,009         75,029
                                                       --------------   ------------    -------------   ------------

Gross Profit                                                 176,912         66,315          198,236        105,330

Expenses:
     General and administrative                              167,455        153,565          271,296        298,488
                                                       --------------   ------------    -------------   ------------

Operating Income (Loss) from Continuing Operations             9,457        (87,250)         (73,060)      (193,158)
                                                       --------------   ------------    -------------   ------------

Other Income (Expense):
     Interest income                                             588              -              600              -
     Income associated with extended warrants                                62,860                -        (15,670)
     Costs associated with issuance of call options                               -                -        (63,000)
     Interest expense                                                        (6,193)               -        (12,108)
                                                       --------------   ------------    -------------   ------------
           Total Other Income (Expense)                          588         56,667              600        (90,778)
                                                       --------------   ------------    -------------   ------------

Income (Loss) Before Provision for Income Taxes
     and Discontinued Operations                              10,045        (30,583)         (72,460)      (283,936)

Provision for Income Taxes                                         -              -                -              -
                                                       --------------   ------------    -------------   ------------

Income (Loss) from Continuing Operations                      10,045        (30,583)         (72,460)      (283,936)
                                                       --------------   ------------    -------------   ------------

Discontinued Operations:
        Operating Loss from Discontinued Operations          (31,954)       (16,830)         (48,282)       (39,991)
        Gain on Disposition of Discontinued Operations        93,240              -           93,240              -
                                                       --------------   ------------    -------------   ------------
                                                              61,286        (16,830)          44,958        (39,991)
                                                       --------------   ------------    -------------   ------------

Net Income (Loss)                                      $      71,331    $   (47,413)     $   (27,502)   $  (323,927)
                                                       ==============   ============     ============   ============


Basic and Diluted Loss Per Share:
      Loss from operations available to stockholders:
            Continuing operations                      $        0.00    $      0.00      $      0.00    $      0.00
            Discontinued operations                    $        0.00    $      0.00      $      0.00    $      0.00
      Net Loss Per Share                               $        0.00    $      0.00      $      0.00    $      0.00
Weighted Average Number
    of Common Shares Outstanding                          69,823,314     56,435,714       69,567,924     55,283,548
                                                       ==============   ============     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                              SOLPOWER CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                                For the Six Months Ended
                                                                                     September 30,
                                                                                2005                2004
                                                                           --------------      ---------------
Net (Loss)                                                                 $     (27,502)      $     (323,927)

Other Comprehensive Income (Loss), Net of Tax:
   Foreign currency translation adjustment                                             -               (1,333)
                                                                          ---------------      ---------------

Comprehensive Loss                                                        $      (27,502)      $     (325,260)
                                                                          ===============      ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                              SOLPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)




                                                                 Additional                                Cumulative
                                       Common         Stock        Paid In    Common Stock  Accumulated   Translation
                                       Shares         Amount       Capital     Subscribed     Deficit        Account      Total
                                   ------------- ------------- ------------- ------------- -------------- ------------ ------------
Balance, March 31, 2005              69,309,727  $    693,097  $ 12,293,125  $          -  $ (13,486,767) $     2,423  $  (498,122)
Change in cumulative translation
    account                                   -             -             -             -              -       (2,423)      (2,423)
Issuance of common for exercise of
    warrants                            750,000         7,500       142,500                            -            -      150,000
Common stock subscriptions received           -             -             -        24,000              -            -       24,000
Income for the six months ended
September 30, 2005
    (Unaudited)                               -             -             -             -        (27,502)                  (27,502)
                                   ------------- ------------- ------------- ------------- -------------- ------------ ------------
Balance, September 30, 2005
    (Unaudited)                      70,059,727  $    700,597  $ 12,435,625  $     24,000  $ (13,514,269) $         -  $  (354,047)
                                   ============= ============= ============= ============= ============== ============ ============

 The accompanying notes are an integral part of these consolidated financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)



                                                                                   September 30,
                                                                       ---------------------------------
                                                                            2005                 2004
                                                                       -------------       -------------
Cash Flows From Operating Activities:
     Net (loss)                                                        $    (27,502)       $    (323,927)
            Gain (Loss) from discontinued operations                         44,958              (39,991)
                                                                       -------------       --------------
     Net loss attributable to continuing operations                         (72,460)            (283,936)

       Adjustments to reconcile net loss to net cash used by
       operating activities:
          Depreciation and amortization                                         508                  398
          Non-cash transactions                                                   -              296,420
          Gain on sale of assets                                            (93,240)                   -
          Changes in operating assets and liabilities:
             Accounts receivable                                             56,029               27,285
             Subscriptions receivable                                             -              (15,466)
             Inventory                                                     (113,899)              49,507
             Prepaid expenses                                                30,048             (239,441)
             Deposit                                                            400                 (400)
             Accounts payable - trade                                        (6,646)             (50,706)
                              - related parties                              30,980              (40,532)
             Accrued interest - related party                                     -               11,816
             Accrued expenses                                              (118,729)                 (84)
                                                                       -------------       --------------
     Net Cash (Used) by Continuing Operating Activities                    (287,009)            (245,139)
                       Loss from continuing operations                       44,958              (39,991)
                                                                       -------------       --------------
                                                                           (242,051)            (285,130)
                                                                       -------------       --------------

Cash Flows from Investing Activities:
        Net change in investment of discontinued operations                  48,282               39,991
        Capital transactions                                                 (1,212)                   -
                                                                       -------------       --------------
                   Net Cash Provided (Used) by Investing Activities:         47,070               39,991
                                                                       -------------       --------------

Cash Flows from Financing Activities:
     Proceeds from common stock sold and call options                             -              159,000
     Proceeds from exercise of warrants                                     150,000                    -
     Proceeds from common stock subscriptions                                24,000                    -
     Net advances from customer                                              96,939               99,812
                                                                       -------------       --------------
                   Net Cash Provided by Financing Activities                270,939              258,812
                                                                       -------------       --------------


Increase (Decrease) in Cash and Cash Equivalents                             75,958               13,673

Cash and Cash Equivalents, Beginning of Period                               62,396                6,664
                                                                       -------------       --------------

Cash and Cash Equivalents, End of Period                               $    138,354        $      20,337
                                                                       =============       ==============

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                           September 30,
                                                    ----------------------------
                                                       2005            2004
                                                    ----------      ------------
Supplemental Information

Cash Paid For:
     Interest                                       $       -       $         -
                                                    ----------      ------------
     Income Taxes                                   $       -       $         -
                                                    ----------      ------------
Non-Cash Investing and Financing:

   Intangible asset acquired as part of
     discontinued operation                         $ 120,000
                                                    ----------
   Issuance of common stock for services            $       -       $   163,750
                                                    ----------      ------------
   Issuance of common stock for debt                $       -       $    50,000
                                                    ----------      ------------
   Miscellaneous expense associated with
     extending warrants                             $       -       $    15,670
                                                    ----------      ------------
   Stock-based compensation                         $       -       $     4,000
                                                    ----------      ------------
   Cost associated with options issued              $       -       $    63,000
                                                    ----------      ------------

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

The Company has the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, Soltron(R), A fuel-enhancing product.

Acquisitions

During the year ended March 31, 2003, the Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SP34ETM, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products. On September 30, 2005 the Company sold the outstanding stock of Virtual Technologies Pty. Ltd. including all assets and liabilities in exchange for a royalty of 4% on all gross sales for the next twenty years. This sale will reduce the Company's losses of operations, reduce liabilities and enable the Company to have financial information more timely for reporting SEC purposes.

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

Operating results for the six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2005 included in the Company's Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically experienced significant losses and negative cash flows from operations. For the six-month period ended September 30, 2005, we had a net loss of $27,502. Operations have resulted in a deficiency in working capital of $475,366 and an accumulated deficit of $13,514,269 as of September30, 2005.

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

During the fourth quarter of 2005 or early in the first quarter of 2006, the Company intends to bring in a new executive management team that has experience in business development, product line development, background in distribution channels and development of strategic business alliances. The Company anticipates exploring expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions.

In mid-January 2005 the Company contracted the services of Mr. Robert Kohn to review and formalize the short-term and long-range plans of the Company. Beginning in April 2005, Mr. Kohn became Interim CEO for the Company, and is continuing to review the Company's current business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix.

Discontinued Operations- Sale of Virtual Technologies Pty. Ltd. (Australia)

On September 30, 2005, the Company signed an agreement for the sale of 100% of the outstanding common stock of Virtual Technologies Pty Ltd (VT) for assumption of all the assets and liabilities of VT and a royalty payment. The royalty payment is for a period of twenty (20) years and is equal to four percent (4%) of gross sales excluding taxes and freight. The royalty is due and payable within forty-five (45) days at the end each calendar quarter, beginning with the quarter ending December 31, 2005. As part of the sale, the Company agreed that it will not enter into any sales, distribution, licensing, manufacturing or any other commercial application of the PRODUCTS (SP34E, SP22E-A, SP22E-B and SB22E-C) for a period of five (5) years and to maintain all information concerning the PRODUCTS as confidential.

This sale has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company has determined that the fair value of the royalty agreement is $120,000. A gain on the disposal of $93,240 has been recognized on the sale and represents the excess of the fair value of the royalty agreement less the book value of VT. The results of operations of VT for the current and prior periods have therefore been reported as discontinued operations. Operating results for VT are summarized below:

                                                            Three Months Ended               Six Months Ended
                                                               September 30,                    September 30,
                                                       -----------------------------    ----------------------------
                                                           2005             2004            2005            2004
                                                       -------------    ------------    -------------   ------------
Revenues                                               $     23,083     $    80,893     $     96,470    $   157,033

Cost of Revenues                                              4,570          36,742           43,143         71,680
                                                       -------------   -------------    -------------   ------------

Gross Profit                                                 18,513          44,151           53,327         85,353

Expenses:
     General and administrative                              50,040          60,229          100,908        123,567
                                                       -------------   -------------    -------------   ------------

Operating Income (Loss) from Continuing Operations          (31,527)        (16,078)         (47,581)       (38,214)
                                                       -------------   -------------    -------------   ------------

Other Income (Expense):
     Interest income                                             22              83              174             95
     Interest expense                                          (355)           (853)            (875)        (1,872)
                                                       -------------   -------------    -------------   ------------
           Total Other Income (Expense)                        (333)           (770)            (701)        (1,777)
                                                       -------------   -------------    -------------   ------------

Income (Loss) Before Provision for Income Taxes             (31,860)        (16,848)         (48,282)       (39,991)

Provision for Income Taxes
                                                       -------------   -------------    -------------   ------------

Net Income from Discontinued Operations                     (31,860)        (16,848)         (48,282)       (39,991)
                                                       -------------   -------------    -------------   ------------

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The balance sheet is of the Company at September30, 2005. The consolidated statement of operations for the three and six months ended September 30, 2005 and 2004 includes the activity of Solpower Corporation and Virtual Technologies Pty Ltd (VT). VT has been presented in these statements as discontinued operations. All significant inter-company transactions and accounts have been eliminated in consolidation.


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

During the six-month period ended September 30, 2005, one customer accounted for approximately 82% of the Soltron(R) revenue. The customer referred to is a major distributor of Soltron(R) product.

Inventory

Inventory at September 30, 2005 consists of the Soltron(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company had components of comprehensive income (loss) during the periods presented for 2004.

Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of September 30, 2005 and 2004, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At September 30, 2005, stock options representing 1,000,000 common shares were outstanding with exercise price of $0.15. On July 29, 2005, 750,000 of the 1,567,500 outstanding warrants were exercised and the remaining warrants expired on July 30, 2005 unexercised.

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

The Company purchased its wholly owned Australian subsidiary on January 31, 2003 and the foreign currency translation adjustment account is presented in the stockholders' equity section. On September 30, 2005, the Company signed an agreement for the sale of its wholly owned Australian subsidiary.

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

The Company recognized stock-based employee compensation for options issued to two employees during the six-month period ended September 30, 2004 amounting to $4,000 and none was incurred in the comparative period for 2005.

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

The effect on our net loss and loss per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123 "Accounting for Stock-Based Compensation," is as follows:

                                                       Six Months Ended
                                                         September 30,
                                                     2005               2004
                                                ------------       ------------
Reported net loss                               $   (27,502)       $  (323,927)
      Add - stock-based compensation
         expense included in reported
         net loss                                         -              4,000
      Deduct - stock-based compensation
         expense determined under the
         fair value method                                -            (42,000)
                                                ------------       ------------
      Pro forma net (loss)                      $   (27,502)       $  (361,927)
                                                ============       ============
      Basic and diluted loss per share:
     As reported                                $      0.00        $     (0.00)
                                                ============       ============
     Pro forma                                  $      0.00        $     (0.00)
                                                ============       ============
Recent Accounting Pronouncement

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

In May 2005, the FASD issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect foe a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

NOTE 3 - RELATED PARTY TRANSACTIONS

Convertible Loan Payable to Related Party

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to entities controlled by Peter Voss. The note matured on September 18, 2001, and was convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned, by Dominion Capital Pty Ltd. to Peter Voss. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 were to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of November 22, 2004, no payments had been made on this obligation. Subsequent to the amended due date of the note, the Company negotiated with Peter Voss to convert the loan obligation and accrued interest into common shares. On January 18, 2005, the Company's Board of Directors agreed by unanimous consent to settle the debt and accrued interest for the issuance of 11,000,000 shares of restricted common stock

Purchase of Virtual Technologies (Australia) Pty Ltd.

Effective January 31, 2003, the Company issued 6,000,000 shares of its unregistered, restricted Common Stock pursuant to the terms the Share Purchase and Sale Agreement with Virtual Technologies (Australia) Pty Ltd. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SP34E, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products. On September 30, 2005 the Company sold the outstanding stock of Virtual Technologies Pty. Ltd. including all assets and liabilities in exchange for a royalty of 4% on all gross sales for the next twenty years. This sale will reduce the Company's losses of operations, reduce liabilities and enable the Company to have financial information more timely for reporting SEC purposes.

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

Exercise of Warrants for Common Stock

On July 29, 2005, 750,000 warrants were exercised for the purchase of unregistered common stock at $0.20 per share.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically experienced significant losses and negative cash flows from operations. For the six-month period ended September 30, 2005, we had a net loss of $27,502. Operations have resulted in a deficiency in working capital of $475,366 and an accumulated deficit of $13,514,269 as of September 30, 2005.

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

Operating Results for the Three Months Ended September 30, 2005 and 2004

Revenues - Revenues for the three months ended September 30, 2005 were $357,543 as compared to $119,141 for the three months ended September 30, 2004. The increase in revenues of $238,402 was mainly attributable to a bulk Soltron(R) sale to a major distributor. Operations from our wholly owned subsidiary have been classified as discontinued operations in the current period and the prior year comparable period.

Gross Profit - Gross profit decreased from 55.7% for the three months ended September 30, 2004 to 49.5% for the three months ended September 30, 2005. The decreased gross profit margin of 6.2% is mainly attributable to a lower gross profit margin attained on the Soltron(R) revenue is a direct result of lower margins on the sale of the Soltron(R) concentrate and increased production costs and related freight charges on the Soltron(R). The total gross profit earned for the three months ended September 30, 2005 increased $110,597 to $176,912 as compared to $66,315 for the three months ended September 30, 2005. This increase in gross profit is attributable to the increased revenues for the quarter ended September 30, 2005.

General and Administrative Costs - General and administrative costs for the three months ended September 30, 2005 were $167,455 as compared to $153,565 for the same period ended September 30, 2004, or an increase of $13,890. The increase is primarily comprised of increased consulting fees, sales, and travel costs and was offset by decreases in investor relations, marketing and office costs.

Income (Costs) Associated with Extended Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005 and on January 11, 2005, the Board extended the exercise period to July, 30, 2005. The warrants have an exercise price of $0.20 per warrant. At September 30, 2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at September 30, 2004. Utilizing the Black-Scholes option-pricing model the revaluation of the extended warrants resulted in a credit to operations amounting to $62,860 for the period ending September 30, 2004 and no associated entry for the three months ended September 30, 2005. On July 29, 2005, 750,000 of the warrants were exercised and the remaining warrants expired on July 30, 2005 unexercised.

Net Income (Loss) - The Company's consolidated net income for the three months ended September 30, 2005 was $71,331 as compared to a net loss of $47,413 incurred for the comparable three-month period ended September 30, 2004. The increase of $118,744 in net income for the current period ended is attributable to the increased loss attributable to discontinued operations of our wholly owned subsidiary .

Operating Results for the Six Months Ended September 30, 2005 and 2004

Revenues - Revenues for the six months ended September 30, 2005 were $401,245 as compared to $180,359 for the six months ended September 30, 2004. The increase in revenues of $220,886 was mainly attributable to a bulk Soltron(R) sale to a major distributor. Operations from our wholly owned subsidiary have been classified as discontinued operations in the current period and the prior year comparable period.

Gross Profit - Gross profit decreased from 58.4 % for the six months ended September 30, 2004 to 49.4% for the six months ended September 30, 2005. The decrease in the gross profit from Soltron(R) is a direct result of lower margins on the sale of the Soltron(R) concentrate and increased production costs and related increased $92,906 to $198,236 as compared to $105,330 for the six months ended September 30, 2005. This increase in gross profit is attributable to the increased revenue in the current period.

General and Administrative Costs - General and administrative costs for the six months ended September 30, 2005 were $271,296 as compared to $298,488 for the comparable period ended September 30, 2004, or an decrease of $27,192. The decrease is primarily comprised of decreased legal and accounting fees, investor relations, insurance, marketing, auto, telephone and stock compensation costs and was offset by increased consulting fees, sales and travel costs.

Income (Costs) Associated with Extended Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005 and on January 11, 2005, the Board extended the exercise period to July, 30, 2005. The warrants have an exercise price of $0.20 per warrant. At September 30, 2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at September 30, 2004. Utilizing the Black-Scholes option-pricing model the revaluation of the extended warrants resulted in a charge to operations amounting to $15,670 for the period ending September 30, 2004 and no associated entry for the six months ended September 30, 2005. On July 29, 2005, 750,000 of the warrants were exercised and the remaining warrants expired on July 30, 2005 unexercised.

Costs Associated with Issuance of Options - During the three-month period ended June 30, 2004, we incurred a $63,000 charge for the issuance of 600,000 call options to three individuals. The cost associated with the issuance of the call options was determined utilizing the Black-Scholes option-pricing model.

Net Loss - The Company's consolidated net loss for the six months ended September 30, 2005 was $27,502 as compared to a net loss of $323,927 incurred for the comparable six-month period ended September 30, 2004. The decrease $296,425 in net loss for the current six month period ended is mainly attributable to the increased revenue and gross profit and no recognized costs were incurred in the current period associated with options, warrants and interest expense.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron(R) product sales, together with licensing fees from Virtual Technologies Pty Ltd. Because of discussions with new distributors we anticipate increased sales of Soltron during the fiscal year 2006.

During our fiscal years ended March 31, 2005 and 2004, and continuing during the current fiscal year, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range. Although gross profits may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through to the end users of these products.

During the first quarter of 2006 the Company intends to bring in additional executive management expertise that has experience in business development, product line development, background in distribution channels and development of strategic business alliances. The Company anticipates exploring expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through acquisitions and exclusive licenses.

In mid-January 2005 the Company contracted the services of Mr. Robert Kohn to review and formalize the short-term and long- range plans of the Company. Beginning in April 2005, Mr. Kohn became interim CEO for the Company, and began a review of the Company's current business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix. In October 2005 Mr. Kohn became the full time CEO for the Company.

We intend to seek to have our securities quoted on the OTC Bulletin Board, which may provide a better ability to attract investors. We are in process of completing our Securities Act filings to facilitate this process. We intend to raise capital to provide cash flow and to expand our present operations. We also have outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

Liquidity and Capital Reserves

Product sales did not provide sufficient working capital to fund our operations during the period ended September 30, 2005. Operations utilized $242,051 of cash during this period. Additional liquidity was provided by subscriptions of common stock, exercise of warrants and advances from a major distributor of our Soltron product. During this same period for the previous reporting period, $285,130 of cash was utilized by operations. Additional liquidity for this period was provided mainly from advances from a major distributor of our Soltron product and proceeds from the sale of common stock and subscriptions receivable. As of September 30, 2005, we had no commitments for capital expenditures.

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

Uncertainty of Market Acceptance of Products, Limited Marketing Experience - We are still in the early stages of marketing Soltron(R). As is typical with new products, demand and market acceptance for our products is subject to a high degree of uncertainty. Achieving widespread market acceptance for our products will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of our products. The prospects for our product line will be largely dependent upon our ability to achieve market penetration, which will require significant efforts on our part to create awareness of and demand for our products. Our ability to build our customer base will depend in large part on our ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that our products will achieve widespread market acceptance or that our marketing efforts will result in future profitable operations.

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

Limited Product Line - We currently hold the marketing and distribution rights to Soltron(R). Our future success and profitability will, to a very high degree, depend upon the market acceptance of these products and our ability to improve these products.

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

Product Acquisition Agreement - We own the worldwide rights to manufacture and distribute Soltron(R), as well as the process, formulae and other proprietary rights related to such products, pursuant to product acquisition agreements with Dominion Capital. Any termination or impairment of the rights of Dominion

Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations.

Need for Additional Product Development - We believe that our development work on Soltron(R) is substantially complete, but testing of these products in the United States has been limited. We anticipate that our future research and development activities, combined with experience we hope to gain from commercial production and use of our products will result in the need for further refinement of our products and development of new products. Such refinements and development may be required for our products to remain competitive. There can be no assurance that we will have the experience or the financial resources necessary to make such improvements to our product line, which could have a significant negative impact on our business.

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

Control by Existing Stockholders/Foreign Stockholders - Our principal stockholder, and its affiliates own or control a substantial block of our outstanding common stock. Accordingly, these stockholders, acting together, are able to effectively control matters requiring approval by our stockholders, including the election of our board of directors and approval of certain significant transactions. Our principal stockholder is domiciled in Australia and if we, or our stockholders, were to bring legal action against it, its domicile in a foreign country may prevent it from being subject to jurisdiction of a United States court. While our stockholders or we may be able to proceed against these entities in an Australian court, such actions may be prohibitively expensive and an Australian court may not recognize claims or provide remedies similar to those available in United States courts.

International Trade - We currently anticipate selling Soltron(R) worldwide, as well as importing Soltron(R) concentrate from Japan. This will expose our business to certain additional risks related to doing business internationally, which could include, among others, fluctuations in currency exchange rates, changes in both United States and foreign import and export laws and regulations, increases in tariffs, customs, foreign tax liabilities and other adverse United States and foreign tax consequences and potential difficulty in contract enforcement. Risks of conducting international business operations could have a negative impact on our overall business.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 29, 2005, 750,000 warrants were exercised for the purchase of unregistered common stock at $0.20 per share.

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

Dated:  December 12, 2005                SOLPOWER CORPORATION

                                         By:  /s/ Robert  Kohn
                                              ----------------
                                              Robert Kohn
                                              Chief Executive Officer, Principal
                                              Accounting Officer