Form 10QSB
period 2005-12-31
SOLPOWER CORP
filed 2006-02-14
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
                              --------------------


                                   (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity was 70,559,727 shares of common stock, par value $0.01, as of December 31, 2005.

Transitional Small Business Disclosure Format (check one):

                  Yes                       No       X
                      --------------           ---------------

                              SOLPOWER CORPORATION
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements...............................................   2
Balance Sheet
  December 31, 2005 (Unaudited).............................................   2
Consolidated Statements of Operations
  For the Three Months and Nine Months Ended December 31, 2005 (Unaudited)
  and 2004 (Unaudited)......................................................   3
Consolidated Statements of Comprehensive Income (Loss)
  For the Three Months and Nine Months Ended December 31, 2005 (Unaudited)
  and 2004 (Unaudited)......................................................   4
Consolidated Statement of Stockholders' Equity
  For the Nine Months Ended December 31, 2005 (Unaudited)...................   5
Consolidated Statements of Cash Flows
  For the Nine Months Ended December 31, 2005 (Unaudited)
  and 2004 (Unaudited)......................................................   6
Notes to the Consolidated Financial Statements (Unaudited)..................   9

  Item 2. Management's Discussion and Analysis and Plan of Operations ......  16

  Item 3. Controls and Procedures
     .......................................................................  22


                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................  22

Item 4.  Submission of Matters to a Vote of Security Holders ...............  22

Item 6. Exhibits............................................................  22

SIGNATURES .................................................................  23

CERTIFICATIONS .............................................................  24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2005
                                   (UNAUDITED)


                                     ASSETS

Current Assets:
  Cash and cash equivalent                                              $        71,072
  Accounts receivable                                                            15,445
  Inventory                                                                     189,149
  Prepaid expenses                                                               20,203
                                                                        ---------------
                  Total Current Assets                                          295,869

Property and Equipment, net                                                       3,247

Intangible Asset- royalty agreement, net of
    amortization of $1,500                                                      118,500

Other Assets:
  Deposit                                                                           350
                                                                        ---------------
                                                                        $       417,966
                                                                        ===============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities:
   Customer advances                                                    $       255,555
   Accounts payable - trade                                                     162,179
                           - related party                                      287,738
         Accrued expenses                                                       120,088
                                                                        ---------------
                     Total Current Liabilities                                  825,560
                                                                        ---------------

    Commitments and Contingencies

   Stockholders' Deficit:
      Preferred stock; $0.001 par value, 5,000,000 shares
            authorized; issued and outstanding, none                                  -
      Common stock; $0.01 par value, 100,000,000 shares
            authorized; issued and outstanding 70,559,727 shares                705,597
      Additional Paid in Capital                                             12,455,625
      Accumulated deficit                                                   (13,568,816)
                                                                        ---------------
                     Total Stockholders' Deficit                               (407,594)
                                                                        ---------------
                                                                        $       417,966
                                                                        ===============



The accompanying notes are an integral part of these consolidated financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended              Nine Months Ended
                                                                  December 31,                      December 31,
                                                                  2005         2004             2005          2004
Revenues                                                  $     170,768    $   184,582    $    572,013    $    364,941

Cost of Revenues                                                 59,530         83,553         262,540         158,582
                                                          --------------   ------------   -------------   -------------

Gross Profit                                                    111,238        101,029         309,473         206,359

Expenses:
     General and administrative                                 172,493        131,274         443,788         429,762
                                                          --------------   ------------   -------------   -------------

Operating (Loss) from Continuing Operations                     (61,255)       (30,245)       (134,315)       (223,403)
                                                          --------------   ------------   -------------   -------------

Other Income (Expense):
     Interest income                                                329              -             929               -
     Royalty income                                               6,631              -           6,631               -
     Income associated with extended warrants                         -         15,670               -               -
     Costs associated with issuance of call options                   -              -               -         (63,000)
     Interest expense                                              (252)        (5,941)           (252)        (18,049)
                                                          --------------   ------------   -------------   -------------
           Total Other Income (Expense)                           6,708          9,729           7,308         (81,049)
                                                          --------------   ------------   -------------   -------------

 Loss Before Provision for Income Taxes
     and Discontinued Operations                                (54,547)       (20,516)       (127,007)       (304,452)

Provision for Income Taxes                                            -              -               -               -
                                                          --------------   ------------   -------------   -------------

Loss from Continuing Operations                                 (54,547)       (20,516)       (127,007)       (304,452)
                                                          --------------   ------------   -------------   -------------

Discontinued Operations:
        Operating (loss) from discontinued operations                 -         (9,464)        (48,282)        (49,455)
        Gain on disposition of discontinued operations                -              -          93,240               -
                                                          --------------   ------------   -------------   -------------
            Gain (Loss) from Discontinued Operations                  -         (9,464)         44,958         (49,455)
                                                          --------------   ------------   -------------   -------------

Net Loss                                                  $     (54,547)   $   (29,980)   $    (82,049)   $   (353,907)
                                                          ==============   ============   =============   =============


Basic and Diluted Loss Per Share:
      Loss from operations available to stockholders:
            Continuing operations                             $0.00           $0.00          $0.00           $0.00
                                                              =====           =====          =====           =====
            Discontinued operations                           $0.00           $0.00          $0.00           $0.00
                                                              =====           =====          =====           =====
      Net Loss Per Share                                      $0.00           $0.00          $0.00           $0.00
                                                              =====           =====          =====           =====
Weighted Average Number
    of Common Shares Outstanding                           70,554,292      57,166,755      69,897,909      55,968,922
                                                           ==========      ==========      =============   =============



The accompanying notes are an integral part of these consolidated financial statements.

                              SOLPOWER CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                                     For the Nine Months Ended
                                                                            December 31,
                                                                     2005                2004
                                                                 ---------------    ----------------

Net (Loss)                                                       $     (82,049)     $    (353,907)

Other Comprehensive Income (Loss), Net of Tax:
   Foreign currency translation adjustment                                   -                  -
                                                                 ---------------    ----------------

Comprehensive Loss                                               $     (82,049)     $    (353,907)
                                                                 ===============    ================




The accompanying notes are an integral part of these consolidated financial statements.

                              SOLPOWER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



                                                          Additional                                     Cumulative
                                  Common      Stock         Paid In     Common Stock   Accumulated      Translation
                                  Shares      Amount        Capital      Subscribed      Deficit          Account          Total
                                  ------      ------        -------                      -------           -------         -----

Balance, March 31, 2005           69,309,727   $693,097    $12,293,125   $         -    $(13,486,767)      $  2,423     $ (498,122)
Change in cumulative
translation account                        -          -              -             -               -         (2,423)        (2,433)


Issuance of common for
exercise of warrants                 750,000      7,500        142,500             -               -              -         150,000


Sale of common stock                 500,000      5,000         20,000             -               -              -          25,000


Loss for the nine months
ended December 31, 2005
  (Unaudited)                              -          -              -             -         (82,049)                       (82,049)

                                 ------------ ----------- ------------- ------------- ---------------- -------------- --------------

Balance, December 31, 2005
(Unaudited)                        70,559,727   $705,597   $12,455,625   $         -    $(13,568,816)  $          -      $ (407,594)
                                 ============ =========== ============= ============= ================ ============== ==============



The accompanying notes are an integral part of these consolidated financial statements.

                              SOLPOWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)



                                                                                   December 31,
                                                                              2005                2004
                                                                              ----                ----
Cash Flows From Operating Activities:
     Net (loss)                                                        $    (82,049)       $    (353,907)
            Gain (loss) from discontinued operations                         44,958              (49,455)
                                                                       -------------       --------------
     Net loss attributable to continuing operations                        (127,007)            (304,452)

       Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                       2,347                  598
          Non-cash transactions                                                   -              300,858
           Gain on sale of assets                                           (93,240)                   -
          Changes in operating assets and liabilities:
             Accounts receivable                                             76,403               30,500
             Subscription receivable                                              -              (18,265)
             Inventory                                                      (91,889)             (69,183)
             Prepaid expenses                                                43,483              (77,187)
             Deposit                                                            400                 (400)
             Accounts payable - trade                                        18,206              (23,499)
                              - related parties                              60,182              (41,059)
             Accrued interest - related party                                     -               17,757
             Accrued expenses                                              (112,922)               3,399
                                                                       -------------       --------------
               Net Cash (Used) by Continuing Operating Activities          (224,037)            (180,933)

               Gain (loss) from discontinued operations                      44,958              (49,455)
                                                                       -------------       --------------
               Net Cash Used by Operating Activities                       (179,079)            (230,388)
                                                                       -------------       --------------

Cash Flows from Investing Activities:
        Net change in investment of discontinued operations                  48,282               49,455
        Capital transactions                                                 (3,829)                   -
                                                                       -------------       --------------
                   Net Cash Provided by Investing Activities                 44,453               49,455
                                                                       -------------       --------------

Cash Flows from Financing Activities:
     Proceeds from call options                                                   -               15,000
     Proceeds from exercise of warrants                                     150,000                    -
     Proceeds from sale of common stock                                      25,000              186,167
     Net advances from customer                                             (31,698)              13,453
                                                                       -------------       --------------
                   Net Cash Provided by Financing Activities                143,302              214,620
                                                                       -------------       --------------


Increase in Cash and Cash Equivalents                                         8,676               33,687

Cash and Cash Equivalents, Beginning of Period                               62,396                6,664
                                                                       -------------       --------------

Cash and Cash Equivalents, End of Period                               $     71,072        $      40,351
                                                                       =============       ==============


The accompanying notes are an integral part of these financial statements.

                                          SOLPOWER CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
                                               (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                  September 30,
                                                                            2005                2004
                                                                            ----                ----
Supplemental Information

Cash Paid For:
     Interest                                                              $   -               $    -
                                                                           ========            ========
     Income Taxes                                                          $   -               $    -
                                                                           ========            ========

Non-Cash Investing and Financing:

   Intangible asset acquired as part of discontinued operation             $120,000            $    -
                                                                           ========            ========

   Issuance of common stock for services                                   $                   $
                                                                           ========            ========
                                                                           $   -                165,858
                                                                           ========            ========

   Issuance of common stock for debt                                       $   -               $ 68,000
                                                                           ========            ========

   Miscellaneous expense associated with extending warrants                $   -               $ 78,350
                                                                           ========            ========

   Stock-based compensation                                                $   -               $ 4,000
                                                                           ========            ========

   Cost associated with options issued                                     $                   $
                                                                           ========            ========
                                                                           $   -                63,000
                                                                           ========            ========



The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


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

Nature of Operations

The principal business purpose of the Company is the sales and distribution of Soltron(R), a fuel-enhancing product and SP34ETM, a replacement refrigerant (through September 30, 2005), and other environmentally friendly products throughout the world.

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

During the year ended March 31, 2003, the Company acquired the worldwide rights to the product Soltron(R) by the issuance of 9,000,000 restricted shares of its common stock. These rights include the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, Soltron(R), a fuel-enhancing product. In the year ended March 31, 2004, the value of these rights was deemed impaired and the costs associated with these rights were written off. (See Impairment of Long-Lived Assets)

Discontinued Operations - Sale of Virtual Technologies Pty. Ltd. (Australia)

On September 30, 2005, the Company signed an agreement for the sale of 100% of the outstanding common stock of Virtual Technologies Pty Ltd (VT) for assumption of all the assets and liabilities of VT and a royalty payment. The royalty payment is for a period of twenty (20) years and is equal to four percent (4%) of gross sales excluding taxes and freight. The royalty is due and payable within forty-five (45) days at the end each calendar quarter, beginning with the quarter ending December 31, 2005. As part of the sale, the Company agreed that it would not enter into any sales, distribution, licensing, manufacturing or any other commercial application of the PRODUCTS (SP34E, SP22E-A, SP22E-B and SB22E-C) for a period of five (5) years and to maintain all information concerning the PRODUCTS as confidential.

This sale has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company has determined that the fair value of the royalty agreement is $120,000. A gain on the disposal of $93,240 has been recognized on the sale and represents the excess of the fair value of the royalty agreement less the book value of VT. The results of operations of VT for the current and prior periods have therefore been reported as discontinued operations. Operating results for VT are summarized as follows:

                                                            Three Months Ended               Nine Months Ended
                                                              December 31,                    December 31,
                                                           2005             2004             2005           2004
Revenues                                               $                $   103,847     $    96,470     $   260,880
                                                                   -

Cost of Revenues                                                   -         36,893          43,143         108,573
                                                       --------------   ------------    -------------   ------------

Gross Profit                                                       -         66,954          53,327         152,307

Expenses:
     General and administrative                                    -         75,873         100,908         199,440
                                                       --------------   ------------    -------------   ------------

Operating Income (Loss) from Continuing Operations                 -         (8,919)        (47,581)        (47,133)
                                                       --------------   ------------    -------------   ------------

Other Income (Expense):
     Interest income                                               -            199             174             294
     Interest expense                                              -           (744)           (875)         (2,616)
                                                       --------------   ------------    -------------   ------------
           Total Other Income (Expense)                            -           (545)           (701)         (2,322)
                                                       --------------   ------------    -------------   ------------

Income (Loss) Before Provision for Income Taxes                    -         (9,464)        (48,282)        (49,455)

Provision for Income Taxes                                         -
                                                       --------------   ------------    -------------   ------------

Net Loss from Discontinued Operations                  $           -    $    (9,464)    $   (48,282)    $   (49,455)
                                                       ==============   ============    =============   ============

Basis of Presentation, Going Concern, Management Plans

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB under the Security Exchange Act of 1934. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended March 31, 2005 included in the Company's Annual Report on Form 10-KSB, as filed with Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically experienced significant losses and negative cash flows from operations. For the nine-month period ended December 31, 2005, we had a net loss of $82,049. Operations have resulted in a deficiency in working capital of $529,691 and an accumulated deficit of $13,568,816 as of December 31, 2005.

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

During the first quarter of 2006, the Company intends to bring in a new executive management that has experience in business development, product line development, background in distribution channels and development of strategic business alliances. The timing of this will be predicated on the Company arranging necessary financing to implement various segments of its business plan. The Company anticipates exploring expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions.

In mid-January 2005 the Company contracted the services of Mr. Robert Kohn to review and formalize the short-term and long-range plans of the Company. Beginning in April 2005, Mr. Kohn became Interim CEO for the Company, and is continuing to develop the Company's current business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix. In October 2005 Mr. Kohn became the full time CEO for the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The balance sheet is of the Company at December 31, 2005. The consolidated statement of operations for the three and nine months ended December 31, 2005 and 2004 includes the activity of Solpower Corporation and Virtual Technologies Pty Ltd (VT). VT has been presented in these statements as discontinued operations. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from consignment sales are recognized when payments are received. The Company had no consignment sales for the periods presented. Royalty income is recognized in the quarter earned.

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

During the nine-month period ended December 31, 2005, one customer accounted for approximately 87% of the Soltron(R) revenue. The customer referred to is a major distributor of Soltron(R) product.

Inventory

Inventory at December 31, 2005 consists of the Soltron(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Estimated useful lives of the assets are as follows:
         Computer and Office Equipment                      5 years
         Furniture                                        5-7 years

Intangible Asset - Royalty Contract

The royalty contract is a provision in the sale of Virtual Technologies Pty. Ltd. (Australia) at September 30, 2005. The sales contract provides for royalty payments for a period of twenty (20) years and is equal to four percent (4%) of gross sales excluding taxes and freight. The royalty is due and payable within forty-five (45) days at the end each calendar quarter, beginning with the quarter ending December 31, 2005. As part of the sale, the Company agreed that it would not enter into any sales, distribution, licensing, manufacturing or any other commercial application of the PRODUCTS (SP34E, SP22E-A, SP22E-B and SB22E-C) for a period of five (5) years and to maintain all information concerning the PRODUCTS as confidential.

The intangible asset is being amortized on a straight-line basis over the life of the agreement. On an ongoing basis, management will review the valuation and amortization of contract, taking into consideration any events or circumstances which may have impairment on its fair value. At December 31, 2005, management has made no provision for impairment of this intangible asset.

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

Comprehensive Income (Loss)

Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders' equity. The Company had no components of comprehensive income (loss) during the periods presented.

Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of December 31, 2005 and 2004, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At December 31, 2005, stock options representing 1,000,000 common shares were outstanding with an exercise price of $0.15. On July 29, 2005, 750,000 of the 1,567,500 outstanding warrants were exercised and the remaining warrants expired on July 30, 2005 unexercised.

Foreign Currency Translation

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation's foreign operations have been translated into United States funds, as follows: (i) assets and liabilities, if any, at the rates of exchange prevailing at the balance sheet date; (ii) revenue and expenses at average exchange rates for the period in which the transactions occurred; (iii) exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and (iv) exchange gains and losses arising from the translation of the Corporation's foreign operations are deferred and were included as a separate component of stockholders' equity.

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

The Company recognized stock-based employee compensation for options issued to two employees during the nine-month period ended December 31, 2004 amounting to $4,000 and none was incurred in the comparative period for 2005.

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

The effect on our net loss and loss per share had compensation costs been recognized based on the fair value method prescribed by SFAS 123 "Accounting for Stock-Based Compensation," is as follows:

                                                                  Nine Months Ended
                                                                               December 31,
                                                                2005                   2004
                                                       ---------------          -------------
Reported net loss                                      $     (82,049)           $(353,907)
      Add - stock-based compensation
         expense included in reported
         net loss                                                  -                4,000
      Deduct - stock-based compensation
         expense determined under the
         fair value method                                         -              (42,000)
                                                       ---------------          -------------
      Pro forma net (loss)                             $     (82,049)           $(391,907)
                                                       ===============          =============

      Basic and diluted loss per share:
     As reported                                       $        0.00            $   (0.00)
                                                       ===============          =============
     Pro forma                                         $        0.00            $   (0.00)
                                                       ===============          =============

Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect foe a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

NOTE 3 - RELATED PARTY TRANSACTIONS

Convertible Loan Payable to Related Party

On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to entities controlled by Peter Voss. The note matured on September 18, 2001, and was convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note bears interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and Dominion Capital Pty Ltd. assigned accrued interest, to Peter Voss. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 were to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of November 22, 2004, no payments had been made on this obligation. Subsequent to the amended due date of the note, the Company negotiated with Peter Voss to convert the loan obligation and accrued interest into common shares. On January 18, 2005, the Company's Board of Directors agreed by unanimous consent to settle the debt and accrued interest for the issuance of 11,000,000 shares of restricted common stock

Purchase of Virtual Technologies (Australia) Pty Ltd.

Effective January 31, 2003, the Company issued 6,000,000 shares of its unregistered, restricted Common Stock pursuant to the terms the Share Purchase and Sale Agreement with Virtual Technologies (Australia) Pty Ltd. This acquisition delivers the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SP34E, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products. On September 30, 2005 the Company sold the outstanding stock of Virtual Technologies Pty. Ltd. including all assets and liabilities in exchange for a royalty of 4% on all gross sales for the next twenty years. This sale will reduce the Company's losses of operations, reduce liabilities and enable the Company to have financial information more timely basis for SEC reporting purposes.

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

NOTE 4 - EQUITY BASED TRANSACTIONS

Call Options Sold

On June 1, 2004, the Company issued 600,000 call options to three individuals and 400,000 call options to two employees for an aggregate total of 1,000,000 call options and received an aggregate consideration amount of $15,000. The call options are exercisable for a three year period and at an exercise price $0.15 a share.

Exercise of Warrants and Sale of Common Stock

On July 29, 2005, 750,000 warrants were exercised for the purchase of unregistered common stock at $0.20 per share.

On October 2, 2005, the Company issued 500,000 shares of unregistered common stock at $0.05 per share for stock subscriptions received May 2005 through September 2005 from accredited investors pursuant to a private placement of securities.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically experienced significant losses and negative cash flows from operations. For the nine-month period ended December 31, 2005, we had a net loss of $82,049. Operations have resulted in a deficiency in working capital of $529,691 and an accumulated deficit of $13,568,816 as of December 31, 2005.

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

Operating Results for the Three Months Ended December 31, 2005 and 2004

Revenues - Revenues for the three months ended December 31, 2005 were $170,768 as compared to $184,582 for the three months ended December 31, 2004. The decrease in revenues of $13,814 was mainly attributable to decreased bulk Soltron(R) sales to a major distributor. Operations from our wholly owned subsidiary have been classified as discontinued operations in the current period and the prior year comparable period.

Gross Profit - Gross profit increased from 54.7% for the three months ended December 31, 2004 to 65.1% for the three months ended December 31, 2005. The increased gross profit margin of 10.4% is mainly attributable to a price increase on the Soltron(R) product and a retroactive price adjustment for Soltron(R) sales in the previous quarter.. The total gross profit earned for the three months ended December 31, 2005 increased $10,209 to $111,238 as compared to $101,029 for the three months ended December 31, 2004. This increase in gross profit is attributable to the retroactive price adjustment made for the previous quarter.

General and Administrative Costs - General and administrative costs for the three months ended December 31, 2005 were $172,493 as compared to $131,274 for the same period ended December 31, 2004, or an increase of $41,219. The increase is primarily comprised of increases in consulting fees of $27,233, professional fees of $9,171, office operating costs of $6,732, travel and entertainment expenses of $20,799 and executive costs of $18,745. These increases were offset mainly by decreases in investor relations / marketing costs of $37,047 and sales costs of $5,261.

Income (Costs) Associated with Extended Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005 and on January 11, 2005, the Board extended the exercise period to July, 30, 2005. The warrants have an exercise price of $0.20 per warrant. At December 31, 2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at December 31, 2004. Utilizing the Black-Scholes option-pricing model the revaluation of the extended warrants resulted in a credit to operations amounting to $15,670 for the period ending December 31, 2004 and no associated entry for the three months ended December 31, 2005. On July 29, 2005, 750,000 of the warrants were exercised and the remaining warrants expired on July 30, 2005 unexercised.

Net Loss - The Company's consolidated net loss for the three months ended December 31, 2005 was $54,547 as compared to a net loss of $29,980 incurred for the comparable three-month period ended December 31, 2004. The increase of $24,567 in net loss for the current period ended is mainly attributable to the increased gross profit earned and increased general and administrative expenses incurred during the three month period ended December 31, 2005. .

Operating Results for the Nine Months Ended December 31, 2005 and 2004

Revenues - Revenues for the nine months ended December 31, 2005 were $572,013 as compared to $364,941 for the nine months ended December 31, 2004. The increase in revenues of $207,072 was mainly attributable to increased bulk Soltron(R) sales to a major distributor. Operations from our wholly owned subsidiary have been classified as discontinued operations in the current period and the prior year comparable period.

Gross Profit - Gross profit decreased from 56.5 % for the nine months ended December 31, 2004 to 54.1% for the nine months ended December 31, 2005. The decrease in the gross profit from Soltron(R) is a direct result of lower margins on the sale of the Soltron(R) product due to increased production costs related to increased prices in solvents and these costs were not passed through to increased finished product prices until our quarter ending December 31,2005. As a result of the increased sales revenue, total gross profit earned for the nine months ended December 31, 2005 increased $103,144 to $309,473 from $206,359 for the comparable period ended December 31, 2004.

General and Administrative Costs - General and administrative costs for the nine months ended December 31, 2005 were $443,788 as compared to $429,762 for the comparable period ended December 31, 2004, or an increase of $14,026. The increase is primarily comprised increased consulting fees of $88,571, travel and entertainment expenses of $31,734 and executive costs of $14,534. These increases were offset by decreases in investor relations / marketing costs aggregating $124,439.

Income (Costs) Associated with Extended Warrants - On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005 and on January 11, 2005, the Board extended the exercise period to July, 30, 2005. The warrants have an exercise price of $0.20 per warrant. At December 31, 2004, none of the extended warrants were exercised. The Company applied variable accounting in relation to the extended warrants at December 31, 2004. Utilizing the Black-Scholes option-pricing model the revaluation of the extended warrants resulted in no entry effecting operations the period ending December 31, 2004 and no associated entry for the nine - months ended December 31, 2005. On July 29, 2005, 750,000 of the warrants were exercised and the remaining warrants expired on July 30, 2005 unexercised.

Costs Associated with Issuance of Options - During the nine-month period ended December 31, 2004, we incurred a $63,000 charge for the issuance of 600,000 call options to three individuals. The cost associated with the issuance of the call options was determined utilizing the Black-Scholes option-pricing model.

Net Loss - The Company's consolidated net loss for the nine months ended December 31, 2005 was $82,049 as compared to a net loss of $353,907 incurred for the comparable nine-month period ended December 31, 2004. The decrease in net loss of $271,858 for the current nine month period ended is mainly attributable to the increased gross profit of $103,114, decreased interest expense of $17,797, no recognized costs associated with options of $63,000 and a profit recognized in the current period on discontinued operations of $44,958 as compared to a loss on discontinued operations for the comparable prior year period of $49,455.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron(R) product sales, together with licensing fees from Virtual Technologies Pty Ltd. Because of discussions with new distributors we anticipate increased sales of Soltron during our fiscal year 2006.

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

During the first quarter of 2006 the Company intends to bring in additional executive management expertise that has experience in business development, product line development, background in distribution channels and development of strategic business alliances. Part of the business plan is to arrange adequate financing to assist the Company to implement these business strategies. The Company anticipates exploring expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through acquisitions and exclusive licenses.

In mid-January 2005 the Company contracted the services of Mr. Robert Kohn to review and formalize the short-term and long- range plans of the Company.

Beginning in April 2005, Mr. Kohn became interim CEO for the Company, and continues to review of the Company's current business environment and develop a business plan to move the Company into potential other profitable business segments and to enhance the performance of the current product mix. In October 2005 Mr. Kohn became the full time CEO for the Company.

We intend to seek to have our securities quoted on the OTC Bulletin Board, which may provide a better ability to attract investors. We are in process of completing our Securities Act filings to facilitate this process. We intend to raise capital to provide working capital and to expand our present operations. We also have outstanding stock options that, if converted, will provide additional cash flow for working capital.

Liquidity and Capital Reserves

Product sales did not provide sufficient working capital to fund our operations during the nine-month period ended December 31, 2005. Operations utilized $179,079 of cash during this period. Additional liquidity was provided by the sale of common stock and the exercise of warrants amounting to $175,000. During the comparable for the previous year reporting period, $230,388 of cash was utilized by operations. Additional liquidity for this period was provided mainly from advances from a major distributor of our Soltron product and proceeds from the sale of common stock and subscriptions receivable amounting to $214,620. As of December 31, 2005, we had no commitments for capital expenditures.

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

     On October 2, 2005, the Company issued 500,000 shares of unregistered common stock at $0.05 per share for stock subscriptions received May 2005 through September 2005 from accredited investors pursuant to a private placement of securities.

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

Dated:  February 14, 2006                SOLPOWER CORPORATION

                                         By:  /s/ Robert  Kohn
                                           -------------------
                                              Robert Kohn
                                              Chief Executive Officer, Principal
                                              Accounting Officer