Form 10KSB/A
period 2005-03-31
SOLPOWER CORP
filed 2007-06-01
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-29780

SOLPOWER CORPORATION

(Name of Small Business Issuer in its Charter)

Nevada	87-0384678
(State or other jurisdiction of incorporation ororganization)	(IRS Employer Identification No.)

11555 Heron Bay Boulevard Suite 200 Coral Springs, FL	33076
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

The purpose of this amendment is to add Item 8A “Controls and Procedures” that was inadvertently omitted from the original filing and to correct an error in the Section 302 certification.

Item 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended March 31, 2005, there had been no significant changes in our internal controls that could significantly affect those controls subsequent to the date of their last valuation.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLPOWER CORPORATION

Dated: April 5, 2007	By:	/s/ James H. Hirst
James H. Hirst
Chief Executive Officer

BOARD OF DIRECTORS

Date: April 5, 2007	By:	/s/ Fraser M Moffat III
Fraser M. Moffat III
Chairman

Date: April 5, 2007	By:	/s/ James H. Hirst
James H. Hirst

4