Form 10KSB
period 2006-03-31
SOLPOWER CORP
filed 2007-06-04
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            (Mark one)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________


                        Commission File Number: 000-29780


                              SOLPOWER CORPORATION
                 (Name of Small Business Issuer in its Charter)

        Nevada                                               87-0384678
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification No.)

                 307 East 22nd Street                          90731
                    San Pedro, CA                            (Zip Code)
       (Address of principal executive offices)

                                 (310) 940-6408
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value per share (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the fiscal year ended March 31, 2006 were $569,008.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on April 13, 2007, was approximately $XXXXXXXXX .

The number of shares outstanding of the registrant's classes of common stock, as of March 31, 2006 was 70,559,727 shares. No shares of the registrant's preferred stock were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):    Yes        No  X
                                                               ----         ---

                           SOLPOWER CORPORATION
                         - - - - - - - - - - - - -


                     INDEX TO THE FORM 10-KSB FOR THE
                     FISCAL YEAR ENDED MARCH 31, 2006


ITEM 1.    DESCRIPTION OF BUSINESS............................................ 1
ITEM 2.    DESCRIPTION OF PROPERTY............................................ 8
ITEM 3.    LEGAL PROCEEDINGS.................................................. 8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 8
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 9
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......... 9
ITEM 7.    FINANCIAL STATEMENTS...............................................13
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................14
ITEM 8A.   CONTROLS AND PROCEDURES............................................14
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; AUDIT
           COMMITTEE FINANCIAL EXPERT; CODE OF ETHICS.........................15
ITEM 10.   EXECUTIVE COMPENSATION.............................................16
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....18
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................18
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................19
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................19

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

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business

We are in the business of producing, marketing and distributing Soltron(R), a proprietary enzyme-based fuel enhancing product. Our business plan contemplates distributing this product on a worldwide basis.

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

On September 30, 2005, we sold all the outstanding shares of Virtual Technologies to Les Woolridge or Assigns in exchange for a royalty equal to four percent (4%) of gross sales of SP34E(TM) (excluding taxes and freight) for a period of twenty years, payable quarterly.

Products

We market and distribute Soltron(R), a proprietary enzyme-based fuel enhancing. We currently distribute this product primarily through sales channels in the United States, Central America, American Samoa, Europe and Australia.

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

Marketing Strategies

We monitor acceptance of our existing product through direct contact and feedback with the end users. We have established a corporate communications system supported by an in-house desktop publishing department that enables us to upgrade our corporate image with improved logos, Web site updates, product brochures, product labeling and packaging and all related marketing materials.

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

SP34E(TM). In June 1998, we acquired the exclusive rights to produce, market and distribute SP34E(TM) in North America through an agreement with Dominion Capital in consideration for 6,000,000 shares of our common stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram (subsequently amended to 2.5% of gross sales) of SP34E(TM) that we sell. The term of the agreement commenced on July 1, 2000, continues for five years and was renewable for an additional five years at our option. On January 31, 2003, we acquired the outstanding shares of Virtual Technologies for 6,000,000 shares of our restricted common stock. As a result of this acquisition, we gained the exclusive, worldwide manufacturing, distribution, marketing and sales rights to SP34E(TM) and the related refrigerant gas products, SP22E-A, SP22E-B and SP22E-C. This acquisition terminated the aforementioned royalty obligation of 2.5% of gross SP34E(TM) sales. Virtual Technologies has licensed SP34E(TM) and granted exclusive manufacturing and distribution rights in Australia and New Zealand to A-Gas. On September 30, 2005, we sold all the outstanding shares of Virtual Technologies to Les Woolridge or Assigns in exchange for a royalty equal to four percent (4%) of gross sales of SP34E(TM) (excluding taxes and freight) for a period of twenty years payable quarterly.

Proprietary Rights

We rely on a combination of trade secret and copyright laws and confidentiality and non-competition agreements to establish and protect our proprietary rights in our product. However, there can be no assurance that any confidentiality or non-competition agreement between us and our employees or consultants will provide meaningful protection for our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

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

Some products already in the marketplace that may compete directly with Soltron(R) include STP(R) Gas Treatment, STP(R) Diesel Treatment and STP(R) Smoke Treatment (all produced by First Brands Corporation), Lucas Oil Fuel Treatment (produced by Lucas Oil Products, Inc.), Slick 50(R) (produced by Slick 50 Products Corporation), Valvtect(R) Dieselguard (produced by Valvtect Petroleum Products Corp.) and Fuelon(R) (produced by Fuelon International, Inc.). These fuel additives make similar claims of performance benefits but are based upon older conventional chemical technologies. We believe Soltron(R) is the only enzyme-based fuel technology currently on the market, and we believe it offers a greater range of benefits at a lower cost than our competitor's conventional chemical additives. Based on Soltron(R)'s penetration in the West Coast recreational marine industry, we believe we can differentiate Soltron(R) from our competitors' products, successfully compete with them and penetrate additional fuel additive markets. See "DESCRIPTION OF BUSINESS-Product" above.

Our ability to compete successfully will depend on our success at penetrating each targeted market segment with our product, consumer acceptance of our product and our ability to license and develop new and improved products. There can be no assurance that we will be able to successfully compete, that our product will meet with consumer approval, that competitors will not develop and market products that are similar or superior to our product or that we will be able to successfully enhance our product or develop new products meeting with consumer approval.

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

Employees

At March 31, 2006, we employed one full time sales person. Our employee is not covered by any collective bargaining agreement and we consider our relationship with our employee to be good.

RISK FACTORS

Risks Affecting Our Business

     Limited Operating History

 Our current operations have been implemented since November 1996, but our business plan has not yet been fully implemented. Accordingly, we have only a limited operating history with respect to the distribution and marketing of Soltron(R) in the United States and elsewhere throughout the world.

     History of Losses

 We have consistently had negative cash flow, operating losses and insufficient liquidity with respect to current operations, all of which we expect to continue until our sales revenues increase substantially. There can be no assurance that we will be able to achieve, or maintain, profitable operations or positive cash flow at any time in the future.

     Additional Capital Requirements

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

     Need to Develop Sales and Product Awareness

Establishment of a distribution network sufficient to create and supply customer demand for Soltron(R) will be critical to our future success. We anticipate developing this network primarily through distributors with established distribution channels in the fuel, oil chemical and automotive aftermarket industries. Numerous factors, including lack of sufficient inventory or capital, or failure of our product to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties we will face in establishing an efficient distribution network for our product. While we intend to engage qualified personnel to assist in establishing our distribution network, no assurance can be given that our product will be accepted by industrial or retail consumers, that a satisfactory distribution network can be established or that our operations will ever be profitable.

     Uncertainty of Market Acceptance of Our Product, Limited Marketing
     Experience

We are still in the early stages of marketing Soltron(R). As is typical with new products, demand and market acceptance for our product is subject to a high degree of uncertainty. Achieving widespread market acceptance for our product will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of our product. The prospects for our product line will be largely dependent upon our ability to achieve market penetration, which will require significant efforts on our part to create awareness of and demand for our product. Our ability to build our customer base will depend in large part on our ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that our product will achieve widespread market acceptance or that our marketing efforts will result in future profitable operations.

     Variability of Operating Results and Volatility of Common Stock Prices

Our quarterly operating results have in the past been, and are anticipated in the future to be, highly volatile. While we anticipate that increased sales of our product will continue to generate revenue, the operating results of any quarterly period as compared to the previous quarter or the same quarter for the prior period will, in all likelihood, vary significantly. Significant variances in operating results from period to period could result in high volatility of the market price for our common stock.

     Limited Product Line

We currently hold the marketing and distribution rights to Soltron(R). Our future success and profitability will, to a very high degree, depend upon the market acceptance of this product and our ability to improve this product.

     Supply, Capacity and Distribution Constraints

To successfully market our product, we must be able to fill orders promptly for our shipment. Our ability to meet our supply requirements promptly will depend on numerous factors including our ability to establish successfully an effective distribution network and to maintain adequate inventories. The ability of our sole supplier of the Soltron(R) enzyme to adequately produce the enzymes needed to produce Soltron(R) in volumes sufficient to meet demand will also affect our ability to produce this product. Failure to adequately supply product to distributors and retailers or of any of our suppliers to produce sufficient materials to meet our demand would materially adversely impact our operations.

     Dependence Upon Raw Materials and Suppliers

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

     Reliance on Management; Limited Personnel

Attracting and retaining qualified personnel is critical to our business plan. In particular, our success is highly dependent on the services of our current Chief Executive Officer, James H. Hirst, who took office on May 1, 2006. Mr. Hirst is an at-will employee and we do not maintain key man life insurance. There can be no assurance that we will not lose the benefit of his services. The loss of Mr. Hirst's services or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

     Management of Growth

We anticipate growth in the future, which will require effective management of all aspects of our business. If achieved, this growth may place significant strains on our financial, managerial, personnel and other resources. Failure to effectively manage our anticipated growth could have a materially adverse effect on our business and profitability.

     Seasonal Fluctuations

Fluctuations in our quarterly operating results may impact the market for our common stock and could cause high volatility in its trading price.

     Competition

The markets for fuel additives are highly competitive. We believe that our product and our management's qualifications will enable us to compete effectively in these markets, but we cannot give any assurance that we will be successful. We will be competing with established manufacturers and distributors that have already developed brand recognition and gained consumer acceptance. Many of these competitors have significantly greater financial, marketing, personnel, managerial and other resources than we do. New competitors may also enter these markets. Even though we believe our product is superior to those of our competitors, our lack of financial strength and brand recognition will be significant disadvantages to our ability to penetrate and compete in our target markets.

     Lmited Patent and Proprietary Information Protection

We do not believe that our product or our proprietary production processes infringe on proprietary rights of others, but we cannot give any assurance that infringement claims will not be made against us. If it is determined that our product or processes do infringe someone else's proprietary rights, we could be required to modify our product or processes or obtain a license to continue our use of them. There can be no assurance that we would be able to do this in a timely manner, upon acceptable terms and conditions or at all. Our failure to do so would have a material adverse effect on our business. In addition, there can be no assurance that we would have the financial or other resources necessary to prosecute or defend a patent infringement or other proprietary rights action. Moreover, if our product or processes were held to infringe patents or proprietary rights of others, we could, under certain circumstances, be held liable for damages, which could be significant in amount and which could materially and adversely effect our operations. We rely on confidentiality agreements, trade secret protection and other methods to protect our processes, concepts, ideas, documentation and other information related to our product and proprietary processes. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar products and processes. All of our employees are required to sign non-disclosure, non-competition and inventions agreements, but there can be no assurance that a court would enforce such agreements or that they would provide us with any meaningful protection. There can be no assurance that we will be able to adequately protect our trade secrets or that other companies will not acquire information that we consider proprietary.

     Product Acquisition Agreement

We own the worldwide rights to manufacture and distribute Soltron(R), as well as the process, formulae and other proprietary rights related to this product, pursuant to product acquisition agreements with Dominion Capital. Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations.

     Need for Additional Product Development

We believe that our development work on Soltron(R) is substantially complete, but testing of this product in the United States has been limited. We anticipate that our future research and development activities, combined with experience we hope to gain from commercial production and use of our product will result in the need for further refinement of our product and development of new products. Such refinements and development may be required for our product to remain competitive. There can be no assurance that we will have the experience or the financial resources necessary to make such improvements to our product line, which could have a significant negative impact on our business.

     Adequacy of Product Liability Insurance

The use of our product entails inherent risks that could expose us to product liability claims, which could have a material adverse effect on our business and financial condition. While we do maintain product liability insurance to cover these types of claims, there can be no assurance that we will be able to maintain such insurance on acceptable terms or, even if maintained, that such insurance would be sufficient to cover all potential claims.

     Control by Existing Stockholders/Foreign Stockholders

Our principal stockholders, Australian Native Estates Pty Ltd., Marino Investment Services Ltd., Pastoral Heights Pty Ltd.,and their affiliates own or control a substantial block of our outstanding common stock. Accordingly, these stockholders, acting together, would be able to effectively control matters requiring approval by our stockholders, including the election of our board of directors and approval of certain significant transactions. Australian Native Estates Pty Ltd., Marino Investment Services Ltd., and Pastoral Heights Pty Ltd., are domiciled in Australia and if we, or our stockholders, were to bring legal action against them, their domicile in a foreign country may prevent them from being subject to jurisdiction of a United States court. While we or our shareholders may be able to proceed against these entities in an Australian court, such actions may be prohibitively expensive and an Australian court may not recognize claims or provide remedies similar to those available in United States courts.

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

Risks Relating to Our Common Stock

         The limited trading of our Common Stock may make it difficult to sell shares of our Common Stock Trading of our common stock is conducted on the Bulletin Board Pink Sheets. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

     Because our Common Stock is a "penny stock," it may be difficult to sell shares of our Common Stock at times and prices that are acceptable

Our common stock is a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to resell our shares of common stock publicly at times and prices that you feel are appropriate.
Risks Relating to Our Financial Condition

     Our independent auditors have reported that conditions exists that raise substantial doubt about our ability to continue as a going concern

We have had net losses for each of the years ended March 31, 2006, and March 31, 2005, and we have an accumulated (deficit) as of March 31, 2006, of $(13,771,941). Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

ITEM 2. DESCRIPTION OF PROPERTY

Until May 31, 2006, we leased our corporate offices in Coral Springs, Florida and warehouse space in San Pedro, California pursuant to a month-to-month lease, for which we paid rent of $1,145 per month. Beginning in June 2006 we moved the corporate offices back to San Pedro, California, for which we will pay rent of $1,000 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Bulletin Board Pink Sheets under the symbol "SLPW.PK." The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the Bulletin Board Pink Sheets for the fiscal years indicated. On March 31, 2006, there were approximately 400 beneficial holders of our common stock.

    Fiscal Year       Quarter Ended                         High     Low
    -----------       -------------                         ----     ---
        2005.         June 30, 2004                         $0.25    $0.03
                      September 30, 2004                    $0.175   $0.05
                      December 31, 2004                     $0.12    $0.02
                      March 31, 2005                        $0.40    $0.05
        2006.         June 30, 2005                         $0.15    $0.10
                      September 30, 2005                    $0.12    $0.10
                      December 31, 2005                     $0.10    $0.06
                      March 31, 2006                        $0.12    $0.05

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

Recent Unregistered Stock Issuances

On July 29, 2005, we issued 750,000 of restricted common shares for the exercise of stock options with an exercise price of $0.20 per share, for total cash proceeds aggregating $150,000.

On October 2, 2005, we issued 500,000 shares of restricted common stock at $0.05 per share for cash proceeds of $25,000, pursuant to the sale of common stock in a private placement.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes included herein. Certain statements are not based on historical facts, but are forward-looking statements that are based upon assumptions about our future conditions that could prove to be inaccurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described. Our ability to consummate transactions and achieve events or results is subject to certain risks and uncertainties, which include, but are not limited to, the existence of demand for and acceptance of our products, regulatory approvals and economic conditions, the impact of competition and pricing, and other factors affecting our business that are beyond our control. See "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" above.

We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to forward-looking statements that may be made to reflect future events or circumstances.

INTRODUCTION

Although we continue to report significant losses, the current trend of increasing Soltron(R) product sales, together with the elimination of the costs and consolidation of income (losses) from our formerly wholly-owned subsidiary, Virtual Technologies Pty Ltd., gives us an expectation that we will continue to reduce our operating losses.. Because of limited operating capital, we were not able to finalize the deployment strategy during the fiscal year ended March 31, 2006. Based upon an annual net revenue of $569,008 for the current fiscal year as compared to the prior fiscal year of $734,738, we are optimistic with concentrated efforts on distributor suppliers, that we can change the trend to increase in sales as we implement new marketing strategies for our product lines in fiscal year 2007. During the year ended March 31, 2006, management continued to maintain operational efficiency with a minimum of administrative overhead. We currently are concentrating our focus on the Soltron(R) product line by identifying additional distributors and developing direct sales activities in new markets such as international sales, bulk users, small generation power plants and commercial uses in metropolitan city fleets.

During our fiscal years ended March 31, 2006 and 2005, we have continued to be in the middle stages of being a development company, seeking to ascertain the appropriate mix of products for future marketing and distribution. We continue to explore distribution and marketing of our products through established distributors, both wholesale and retail. Through this methodology we attempt to cut costs, increase revenue and increase profits. As a result of utilizing established distributors, we believe we may penetrate our product channels in a more effective manner and at a lower cost that will result in increased revenues, profits and cash flow as this methodology of distributors penetrate the markets and sell to end users of our products.

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

RESULTS OF OPERATIONS

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Revenues for the year ended March 31, 2006, were $569,008 as compared to $734,738 for the year ended March 31, 2005. The decrease in revenues of $165,730 was mainly attributable to decreased barrels Soltron(R) concentrate sold to a major distributor in the United States, aggregating $150,000 .

Gross profit decreased from 56.6% for the year ended March 31, 2005, to 51.5% for the year ended March 31, 2006. This decrease in gross profit percentage of 5.1% is mainly due to a lower gross profit margin attained on the Soltron(R) Product line as compared to the gross profit attained on Soltron(R) concentrate sales and the concentrate sales for the current fiscal year decreased approximately 57% from the prior fiscal year.

General and administrative costs for the year ended March 31, 2006 were $630,145 as compared to $750,641 for the year ended March 31, 2005, or a decrease of $120,496. This decrease is mainly attributable to decreased costs incurred in investor relations of $108,097, private placement fees of $14,141, legal fees of $59,471, marketing costs of $48,641 and sales commissions of $50,974. These decreases were offset by increases in consulting fees of $75,338, increased executive expenses of $20,514, and increased auditing and accounting fees aggregating $39,919.

Other income (expense) increased to $11,103 during the current year ended March 31, 2006, as compared to the year ended March 31, 2005 of $(690,076), an increase of $701,179. This increase is mainly comprised of royalty income recognized in the current year ended of $11,557 and a reduction in other expense attributable to the beneficial conversion of debt of $607,930, a reduction in interest expense of $17,860 and the costs associated with the issuance of call options of $63,000.

For the year ended March 31, 2006, we incurred a net (loss) of $(285,174) or $0.00 per share, as compared to a net (loss) of $(1,036,355) or $(0.02) per share for the year ended March 31, 2005. The decreased (loss) of $(751,181) for the current year ended is mainly attributable to the decrease costs incurred in other expenses aggregating $701,179.

Impact of Inflation

We do not believe that inflation will have any material impact on Soltron(R)'s commercial activities for the ensuing year as our products do not fall under categories that are traditionally affected.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron(R) product sales, together with licensing fees from Virtual Technologies Pty Ltd. Because of discussions with new distributors we anticipate increased sales of the Soltron(R) during our fiscal year 2007.

During our fiscal years ended March 31, 2006 and 2005, and continuing during the current fiscal year, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range. Although gross profits may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through to the end users of these products.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of March 31, 2006, the Company has a deficiency in working capital of $728,069, accumulated (deficit) of $(13,771,941) and a net (loss) for the year ended March 31, 2006, of $(285,174).

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

Liquidity and Capital Reserves

Product sales did not provide sufficient working capital to fund our operations during the year ended March 31, 2006. Operations utilized $390,968 of cash during the year. Liquidity was provided by the exercise of warrants and a private placement aggregating $175,000 and net customer advances of $60,710. During this same period for the previous fiscal year, $121,251 was utilized by operations and was offset by proceeds from sales of common stock and from granted call options aggregating $240,760, and net payments to a major customer for advances of $(63,777).

The sale of our subsidiary, Virtual Technologies Pty. Ltd., will have no material effect on our future liquidity. Currently we project that the we may recognize approximately $6,000 a quarter in royalties under the sales agreement. As of March 31, 2006, we had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2006, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC's Regulation S-B.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 2, "Significant Accounting Policies" in the Notes to the Financial Statements in our Form 10-KSB describes our significant accounting policies which are reviewed by management on a regular basis.

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

Stock-based compensation; and Valuation of warrants and options under the Black-Scholes option pricing model.

Warrants and options are accounted for fair value using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company's current common stock price and expected dividend yield, and the expected volatility of the common stock price over the life of the warrants or options. The identification of, and accounting for the assumptions used to value them can significantly affect the financial statements.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS No. 123R"), which is a revision to SFAS No. 123 and supersedes APB No. 25 and SFAS No.148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. As a result, beginning in our fiscal quarter starting October 2006, we will adopt SFAS No. 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123R to be similar to the effect presented in our pro forma disclosure related to SFAS No. 123.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of July 1, 2007. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for the Company beginning July 1, 2008. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

The FASB has also issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", SFAS No. 156, "Accounting for Servicing of Financial Assets" and SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)", but they will not have any relationship to the operations of the Company at this time.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provision of SAB No. 108 in fiscal year 2007. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX

   Report of Independent Registered Public Accounting Firm..................F-1

   Report of Independent Registered Public Accounting Firm..................F-2

   Balance Sheet at March 31, 2006..........................................F-3

   Statements of Operations for the Years Ended
   March 31, 2006 and 2005..................................................F-4

   Statements of Stockholders' Deficit for the Years Ended
   March 31, 2006 and 2005..................................................F-5

   Statements of Cash Flows for the Years Ended
   March 31, 2006 and 2005..................................................F-6

   Notes to the March 31, 2006 and 2005 Financial Statements................F-8

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Stockholders of Solpower Corporation


We have audited the accompanying balance sheet of Solpower Corporation as of March 31, 2006 and the related statement of operations and comprehensive loss, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements for the year ended March 31, 2005 were audited by other auditors whose report, dated September 6, 2005, expressed an unqualified opinion on those financial statements and included an explanatory paragraph that referred to substantial doubt about the Company's ability to continue as a going concern.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation as of March 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC
------------------------
Meyler & Company, LLC

Middletown, NJ
March 19, 2007 (except for Note 11 as to which the date is May 23, 2007)

                          Semple, Marchal & Cooper, LLP
                  Certified Public Accountants and Consultants
                     2700 North Central Avenue, Ninth Floor
                             Phoenix, Arizona 85004

             Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
Solpower Corporation

We have audited the accompanying consolidated balance sheet of Solpower Corporation as of March 31, 2005 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation at March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Semple, Marchal & Cooper, LLP
Phoenix, Arizona
September 6, 2005



                 INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

                              SOLPOWER CORPORATION
                                  BALANCE SHEET
                                 March 31, 2006


                                       ASSETS

CURRENT ASSETS:
      Accounts receivable, net of allowance for uncollectible accounts of $5,819   $     32,994
      Royalties receivable .....................................................         11,397
      Prepaid expenses .........................................................         12,060
      Inventory ................................................................        178,144
                                                                                   ------------
           Total Current Assets ................................................        234,595
                                                                                   ------------

PROPERTY AND PLANT AND EQUIPMENT, net ..........................................             --
                                                                                   ------------

OTHER ASSETS:
      Intangible royalty agreement, net of amortization of $3,000 ..............        117,000
      Deposits .................................................................            350
                                                                                   ------------
                                                                                        117,350
                                                                                   ------------
      Total Assets                                                                 $    351,945
                                                                                   ============
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Bank overdraft ...........................................................   $        587
      Customer advances ........................................................        347,963
      Accounts payable - trade .................................................        247,875
                       - related parties .......................................        257,610
      Accrued expenses .........................................................        108,629
                                                                                   ------------
           Total Current Liabilities ...........................................        962,664
                                                                                   ------------

      Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
      Preferred stock, $0.001 par value - 5,000,000 shares
          authorized; issued and outstanding, none .............................             --
      Common stock, $.001 par value - 100,000,000 shares
          authorized; 70,559,727  shares issued and outstanding ................        705,597
      Additional paid in capital ...............................................     12,455,625
      Accumulated (deficit) ....................................................    (13,771,941)
                                                                                   ------------
           Total Stockholder's (Deficit) .......................................       (610,719)
                                                                                   ------------
           Total Liabilities and Stockholders' Deficit..........................   $    351,945
                                                                                   ============

   The accompanying notes are an integral part of these financial statements.


                              SOLPOWER CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   For the Years Ended March 31, 2006 and 2005


                                                            2006           2005
                                                       ------------    ------------

NET REVENUES .......................................   $    569,008    $    734,738

COST OF REVENUES ...................................        275,868         319,178
                                                       ------------    ------------

GROSS PROFIT .......................................        293,140         415,560
                                                       ------------    ------------

OPERATING COSTS AND EXPENSES:
     Selling, general and administrative expenses ..        630,145         750,641
     Depreciation and amortization .................          4,230             798
                                                       ------------    ------------
                                                            634,375         751,439
                                                       ------------    ------------

(LOSS) FROM OPERATIONS .............................       (341,235)       (335,879)
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
     Cost associated with induced conversion of debt             --        (607,930)
     Cost associated with call options .............             --         (63,000)
     Exchange rate differential ....................           (160)             --
     Interest income ...............................            992              --
     Royalty income ................................         11,557              --
     Interest expense ..............................         (1,286)        (19,146)
                                                       ------------    ------------
                                                             11,103        (690,076)
                                                       ------------    ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES
     AND DISCONTINUED OPERATIONS ...................       (330,132)     (1,025,955)

PROVISION FOR INCOME TAXES .........................             --              --
                                                       ------------    ------------

(LOSS) FROM CONTINUING OPERATIONS ..................       (330,132)     (1,025,955)
                                                       ------------    ------------

DISCONTINUED OPERATIONS:
     (Loss) from discontinued operations ...........        (48,282)        (10,400)
     Gain on disposition of discontinued operations          93,240            --
                                                       ------------    ------------
                                                             44,958         (10,400)
                                                       ------------    ------------

NET (LOSS) .........................................   $   (285,174)   $ (1,036,355)
                                                       ============    ============

Basic and Diluted (Loss) Per Common Share
     Continuing Operations .........................   $      (0.00)   $      (0.02)
     Discontinued Operations .......................           0.00           (0.00)
                                                       ------------    ------------
     Total .........................................   $      (0.00)   $      (0.02)
                                                       ============    ============

Basic and Diluted - Weighted Average Number of
     Common Shares Outstanding .....................     70,061,097      58,632,252

A summary of comprehensive (loss) for the fiscal years ended March 31, 2006 and 2005:

                                                                   March 31,
                                                            2006           2005
                                                       ------------    ------------
Net (loss):                                            $   (285,174)   $ (1,036,355)
Other comprehensive (loss)
  Foreign currency translation (loss)                        (2,423)           (285)
                                                       ------------    ------------
Comprehensive (loss)                                   $   (287,597)   $ (1,036,640)
                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.



                              SOLPOWER CORPORATION
                       STATEMENT OF STOCKHOLDER'S DEFICIT
                   For the Years Ended March 31, 2006 AND 2005

                                                                                                             Other
                                                                                 Common                  Comprehensive
                                               Common Stock          Paid-in      Stock      Accumulated     Income
                                             Shares      Amount      Capital   Subscription  (Deficit)       (Loss)        Total
                                            ---------- ----------  -----------  ----------- ------------   ----------   -----------

Balance, March 31, 2004                     50,912,127 $  509,122  $10,764,858  $     5,000  $(12,450,412) $    2,708   $(1,168,724)
Issuance of restricted stock at $0.50 per
     share for consulting services           2,042,166     20,422       81,686            -             -           -       102,108
Issuance of restricted stock at $0.50 per
     share pursuant to a private placement
     of securities                           1,500,000     15,000       60,000       (5,000)            -           -        70,000
Issuance of restricted stock at $0.03 per
     share in settlement of an accounts
     payable                                   800,000      8,000       16,000            -             -           -        24,000
Issuance of restricted stock at $0.066 per
     share pursuant to a private placement
     of securities                           1,500,000     15,000       84,000            -             -           -        99,000
Proceeds from the issuance of call options           -          -       15,000            -             -           -        15,000
Costs associated with the issuance of call
     options to non- employees                       -          -       63,000            -             -           -        63,000
Employee stock based compensation on call
     options granted to employees                    -          -        4,000            -             -           -         4,000
Issuance of restricted stock at $0.10 per
     share in settlement of an accounts
     payable                                   260,000      2,600       23,400            -             -           -        26,000
Issuance of restricted stock at $0.15 per
     share for services pursuant to
     agreement                                 650,000      6,500       91,000            -             -           -        97,500
Issuance of restricted stock at $0.15 per
     share in settlement of an accounts
     payable                                   120,000      1,200       16,800            -             -           -        18,000
Issuance of restricted stock at $0.11 per
     share pursuant to a private placement
     of securities                             516,000      5,159       51,601            -             -           -        56,760
Issuance of restricted stock at $0.50 per
     share for consulting services               9,434         94        2,831            -             -           -         2,925
Induced conversion of note payable and
     accrued interest to a related party
     at $0.0474 per share including
     expense of $607,930                    11,000,000    110,000    1,018,949            -             -           -     1,128,949
Foreign Currency Translation Adjustment              -          -            -            -             -        (285)         (285)
Net (loss) for the year ended March 31,
     2005                                            -          -            -            -    (1,036,355)          -    (1,036,355)
                                            ---------- ----------  -----------  ----------- -------------  ----------   -----------
Balance, March 31, 2005                     69,309,727    693,097   12,293,125            -   (13,486,767)      2,423      (498,122)

Exercise of warrants at $0.20 per share
     for common stock                          750,000      7,500      142,500            -             -           -       150,000
Issuance of common stock at $0.05 per
     share                                     500,000      5,000       20,000            -             -           -        25,000
Foreign Currency Translation Adjustment              -          -            -            -             -      (2,423)       (2,423)
Net (loss) for the year ended March 31,
     2006                                            -          -            -            -      (285,174)          -      (285,174)
                                            ---------- ----------  -----------  ----------- ------------   ----------   -----------
Balance, March 31, 2006                     70,559,727 $  705,597  $12,455,625  $         -  $(13,771,941) $        -   $  (610,719)
                                            ========== ==========  ===========  =========== =============  ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005

                                                                            2006              2005
                                                                          -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) ......................................................   $  (285,174)   $(1,036,355)
      Gain (loss) from discontinued operations ........................        44,958        (10,400)
                                                                          -----------    -----------
      Net (loss) attributable to continuing operations ................      (330,132)    (1,025,955)

      Adjustments to reconcile net loss to net cash (used) in operating activities:
          Depreciation and amortization ...............................         4,230            798
          Non-cash gain on sale of subsidiary .........................       (93,240)            --
          Stock compensation ..........................................            --        206,533
          Cost associated with induced conversion of debt .............            --        607,930
          Cost associated with call options ...........................            --         63,000
          Interest expense paid with stock ............................            --         18,854
      Net change in current assets and liabilities:
          Accounts receivable .........................................        58,854        (61,348)
          Royalties receivable ........................................       (11,397)            --
          Prepaid expense .............................................        51,626        (58,656)
          Inventory ...................................................       (80,884)        33,785
          Deposits ....................................................           400           (750)
          Accounts payable - trade ....................................       103,902         56,874
                                      - related parties ...............        30,054        (40,160)
          Accrued expenses ............................................      (124,381)        77,844
                                                                          -----------    -----------
              Net Cash (Used in) Continuing Operating Activities ......      (390,968)      (121,251)
              Gain (loss) from Discontinued Operations ................        44,958        (10,400)
                                                                          -----------    -----------
              Net Cash (Used in) Operating Activities .................      (346,010)      (131,651)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net change in investment of discontinued operations .............        48,282         10,400
      Purchase of  equipment ..........................................        (3,829)            --
      Disposition of equipment ........................................         2,864             --
                                                                          -----------    -----------
              Net Cash Provided by Investing Activities ...............        47,317         10,400
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Bank overdraft ..................................................           587             --
      Proceeds from the exercise of warrants ..........................       150,000             --
      Proceeds from the sale of common stock and call options .........        25,000        240,760
      Net customer advances ...........................................        60,710        (63,777)
                                                                          -----------    -----------
              Net cash Provided by Financing Activities ...............       236,297        176,983
                                                                          -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................       (62,396)        55,732

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................        62,396          6,664
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR ................................   $        --    $    62,396
                                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATIONS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005


                                                                           2006        2005
                                                                          --------   --------
 SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest ..........................................   $     --   $     --
                                                                          ========   ========

      Cash paid for income taxes ......................................   $     --   $     --
                                                                          ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
      Stock issued for  conversion of accounts payable ................   $     --   $ 68,000
                                                                          ========   ========

      Stock issued for  conversion of note payable and accrued
      interest payable, related parties ...............................   $     --   $502,165
                                                                          ========   ========

      Intangible asset acquired as part of discontinued operations.....   $120,000   $     --
                                                                          ========   ========


   The accompanying notes are an integral part of these financial statements.

                              SOLPOWER CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005



1. NOTE 1 - BUSINESS, OPERATIONS, ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION

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

Nature of Operations

     The principal business purpose of the Company is the sales and distribution of Soltron(R), a fuel-enhancing product and until September 30, 2005, SP34ETM, a replacement refrigerant, throughout the world.

     The Company has the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, Soltron(R), a fuel-enhancing product and to SP34ETM, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products, which were sold in September 2005.

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

Discontinued Operations - Sale of Virtual Technologies Pty. Ltd. (Australia)

     On September 30, 2005, the Company signed an agreement for the sale of 100% of the outstanding common stock of Virtual Technologies Pty Ltd (VT) for assumption of all the assets and liabilities of VT and a royalty payment. The royalty payment is for a period of twenty (20) years and is equal to four percent (4%) of gross sales excluding taxes and freight. The royalty is due and payable within forty-five (45) days at the end of each calendar quarter, beginning with the quarter ending December 31, 2005. As part of the sale, the Company agreed that it would not enter into any sales, distribution, licensing, manufacturing or any other commercial application of the products (SP34E, SP22E-A, SP22E-B and SB22E-C) for a period of five (5) years and to maintain all information concerning the products as confidential.

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


                                                         Year Ended March 31,
                                                         2006           2007
                                                      --------      ---------
Revenues                                                96,470      $ 393,373

Cost of Revenues                                        43,143        173,702
                                                      --------      ---------

Gross Profit                                            53,327        219,671

Expenses:
     Selling, general and administrative               100,908        229,114
                                                      --------      ---------

Operating Income (Loss) from Continuing Operations     (47,581)        (9,443)
                                                      --------      ---------
Other Income (Expense):
     Interest income                                       174            438
     Miscellaneous income                                   --          1,910
     Interest expense                                     (875)        (3,305)
                                                      --------      ---------
           Total Other Income (Expense)                   (701)          (957)
                                                      --------      ---------

Income (Loss) Before Provision for Income Taxes        (48,282)       (10,400)

Provision for Income Taxes                                  --             --
                                                      --------      ---------

Net Loss from Discontinued Operations                 $(48,282)     $ (10,400)
                                                      ========      =========

     Although the Company is receiving continuing cash flows from the royalty agreement, the Company determined that the continuing cash flows do not result from a migration or continuance of activities and the Company has no significant continued involvement in the operations of VT. The royalty agreement represents a passive royalty interest and the Company does not exert any control over the operations of VT. In accordance with EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, the Company therefore concluded that the disposal of VT is classified as discontinued operations.

Basis of Presentation, Going Concern,

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of March 31, 2006, the Company has a deficiency in working capital of $728,069, accumulated deficit of $(13,771,941) and a net loss for the year ended March 31, 2006, of $(285,174).

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

Management Plans

     During our fiscal years ended March 31, 2006 and 2005, and continuing during the current fiscal year, the Company continues to be in the middle stages as a development company, seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range. Although profits may decrease initially with certain revenues going to the benefit of the distributors, we continue to believe that the Company's revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of the products.

     In mid-January 2005, the Company contracted the services of Mr. Robert Kohn to review and formalize the short-term and long-range plans of the Company. Beginning in April 2005, Mr. Kohn became Interim CEO for the Company, and continued to develop the Company's business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix. In October 2005, Mr. Kohn became the full time CEO for the Company. On May 1, 2006, the Board of Directors of the Company accepted the resignation of Mr. Kohn and appointed Mr. James Hirst as President, Chief Executive and Principal Accounting Officer.

     The Company anticipates continuing to explore the expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions.

     The Company will seek to list its stock for trading on the OTC Bulletin Board, which may give the Company a better ability to attract investors. The Company intends to raise capital to provide working capital and to expand its present business segment. Also, the Company has outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Pervasiveness of Estimates

     The preparation of the financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     Accounts receivable, accounts and loans payable, customer deposits, line of credit, and accrued liabilities are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate their fair value.

Reclassifications

     Certain balances as of March 31, 2005, have been reclassified in the accompanying financial statements to conform to the current year presentation.

Revenue Recognition

     Revenues from sales to distributors and resellers are recognized when title to the product, ownership and risk of loss transfer to the customer, which is when related products are shipped. Revenues from consignment sales are recognized when payments are received. The Company had no consignment sales for the years presented.

Cash and Cash Equivalents

     All short-term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include cash on hand and amounts on deposit with a financial institution.


Accounts Receivable

     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company's prior history of uncollectible accounts receivable. At March 31, 2006, an allowance has been provided for uncollectible accounts receivable in the amount of $5,819 The Company does not have a formal policy to charge interest on late payments of receivable amounts.

Concentration of Credit Risk

     The Company sells its products and extends credit to various customers based upon their financial condition. Exposure to losses on accounts receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for potential losses when required.

     During the current and prior fiscal year, one customer accounted for 81% and 69% of the Company Soltron(R) revenues, respectively. The customer referred to is a major distributor of Soltron(R) product.

Inventory

     Inventory at March 31, 2006 and 2005, consists of the Soltron(R) fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Estimated useful lives of the assets are as follows:
         Computer and Office Equipment                                   5 years
         Furniture                                                     5-7 years

Intangible Asset - Royalty Contract

     The royalty contract is a provision in the sale of Virtual Technologies Pty. Ltd. (Australia) at September 30, 2005. The sales contract provides for royalty payments for a period of twenty (20) years and is equal to four percent (4%) of gross sales, excluding taxes and freight. The royalty is due and payable within forty-five (45) days at the end of each calendar quarter, beginning with the quarter ending December 31, 2005. As part of the sale, the Company agreed that it would not enter into any sales, distribution, licensing, manufacturing or any other commercial application of the products (SP34E, SP22E-A, SP22E-B and SB22E-C) for a period of five (5) years and to maintain all information concerning the products as confidential.

     The intangible asset is being amortized on a straight-line basis over the life of the agreement. On an ongoing basis, management will review the valuation and amortization of the contract, taking into consideration any events or circumstances which may have impairment on its fair value. At March 31, 2006, management has made no provision for impairment of this intangible asset.

Research and Development Costs

     All research and development costs are expensed in the period incurred. Capital expenditures incurred for research and development activities are included in fixed assets. The Company had no research and development expense for the years ended March 31, 2006 and 2005.


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

     Scientific research and development investment tax credits are recorded on a project by project basis in the period when the Company has determined the related research and development expenditures qualify for the tax incentives. The Company had no such expenditures for the years ended March 31, 2006 and 2005.

Comprehensive (Loss)

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

Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their U.S. dollar equivalents using foreign exchange rates which prevail at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses resulting from foreign currency transactions are included in results of operations.

Basic Loss per Common Share

     Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2006 and 2005, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

     At March 31, 2006, stock options representing 1,000,000 common shares were outstanding with an exercise price of $0.15.

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

     The Company recognized stock-based employee compensation for options issued to two employees during the year ended March 31, 2005, amounting to $4,000 and none was incurred during the year ended March 31, 2006.

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for all grants, expected life of options of 1.75 years, risk-free interest rates of two and a quarter percent (2.25%), volatility of 177.26% and a zero percent (0%) dividend yield.

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

                                                                        Year Ended March 31,
                                                                      2006             2005
                                                                   ---------        -----------
Net loss, as reported                                              $(285,174)       $(1,036,355)
Add: total stock-based employee compensation expense
         included in reported net loss                                    --              4,000

Deduct - stock-based compensation expense determined
         under the fair value method, net of tax effect                   --            (42,000)
                                                                   ---------        -----------

Pro forma net loss                                                 $(285,174)       $(1,074,355)
                                                                   =========        ===========

Loss per share:
    Net loss per share, as reported                                $   (0.00)       $     (0.02)
                                                                   =========        ===========
    Net loss per share, pro forma                                  $   (0.00)       $     (0.02)
                                                                   =========        ===========

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS No. 123R"), which is a revision to SFAS No. 123 and supersedes APB No. 25 and SFAS No.148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

     SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS No. 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No.
123. As a result, beginning in our fiscal quarter starting October 2006, we will adopt SFAS No. 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS No. 123R to be similar to the effect presented in our pro forma disclosure related to SFAS No. 123.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for the Company as of July 1, 2007. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for the Company beginning July 1, 2008. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

     The FASB has also issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", SFAS No. 156, "Accounting for Servicing of Financial Assets" and SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)", but the Company does not believe they will not have any relationship on its operations at this time.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), which addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provision of SAB No. 108 in fiscal year 2007. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on our financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2006:

         Furniture and Fixtures                   $   3,181
         Computer and Office Equipment               22,350
                                                  ---------
                                                     25,531
             Less: Accumulated Depreciation         (25,531)
                                                  ---------
                                                  $      --
                                                  =========

         Depreciation expense charged to operations for the years ended March 31, 2006 and 2005 was $1,230 and $798, respectively.

NOTE 4 - INTANGIBLE ROYALTY AGREEMENT

     The intangible royalty agreement consists of the following at March 31, 2006:

                  Royalty Agreement                        $   120,000
                  Less: Accumulated Amortization                (3,000)
                                                           -----------
                                                           $   117,000
                                                           ===========


     Amortization expense charged to operations for the years ended March 31, 2006 and 2005 was $3,000 and $0, respectively. Estimated amortization expense for each of the next five years is $6,000 per year.

NOTE 5 - MARKETING RIGHTS

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

     The Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd on January 31, 2003. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company with a valuation of $79,800. This acquisition delivered the exclusive worldwide sales, distribution, marketing and manufacturing rights to the products, SP34ETM, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products. On September 30, 2005, the Company signed an agreement for the sale of 100% of the outstanding common stock of Virtual Technologies Pty Ltd.

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

NOTE 6 - COMMITMENTS

Operating Leases

     The Company currently has no minimum future rental payments for non-cancelable operating leases.

     The Company currently leases an office in Coral Springs, Florida, on a twelve month lease which was terminated May 1, 2006, and warehouse space in San Pedro, California on a month to month basis. Total monthly lease payments prior to the office lease termination approximated $655 per month.

     Lease expense charged to operations for the years ended March 31, 2006 and 2005,was $11,024 and $12,575, respectively.

Convertible Promissory Note

     On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note was to mature on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note accrued interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 were to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of November 30, 2004, no payments had been made on this obligation. Subsequent to the amended due date of the note, the Company negotiated with Australian Agriculture Management Pty Ltd. to convert the loan obligation and accrued interest into restricted common shares. On January 18, 2005, the Company's Board of Directors agreed by unanimous consent to settle the debt and accrued interest for the issuance of 11,000,000 shares of restricted common stock to Australian Agriculture Property Management Pty Ltd.

Other Commitments

     On January 15, 2005, the Board of Directors by unanimous consent, approved Employment Agreements with Mr. Robert D. Kohn and Mr. Dale S. Shepherd for a period of twelve (12) months at an annual salary of $100,000 and $75,000, respectively, expense reimbursement and a grant of stock options representing two (2) percent of the issued and outstanding stock of the Company to each party. The Employment Agreements were not to be effective until the audit and related filing of the Company's Annual Report on Form10-KSB for the year ended March 31, 2005, were completed and filed with the Securities and Exchange Commission. Mr. Kohn and Mr. Shepherd were to be retained as consultants on an as needed basis until these requirements were met.

     Beginning in April 2005, Mr. Kohn became Interim CEO for the Company, and continued to develop the Company's current business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix. In October 2005, Mr. Kohn became the full time CEO for the Company and occupied this position until his resignation effective May 1, 2006.

NOTE 7 - INCOME TAXES

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

     At March 31, 2006 and 2005, deferred tax assets on United States reported losses consist of the following:

                                             2006                  2005
                                          -----------           ----------
   Net operating loss carry-forwards      $ 4,909,000           $1,906,000
   Less: valuation allowance               (4,909,000)          (1,906,000)
                                          -----------           ----------

                                          $         -           $        -
                                          ===========           ==========

     At March 31, 2006 and 2005, the Company had United States federal net operating loss carry-forwards in the approximate amounts of $13,812,000 and $13,482,000 respectively, available to offset future taxable income expiring through 2026 and 2025, respectively. For the year ended March 31, 2006, the company utilized a Federal tax rate of 34% to calculate the deferred tax assets. The Company had Arizona state net operating loss carry-forwards in the approximate amount of $4,630,000 and $6,449,000 respectively, available to offset future taxable income expiring through 2011 and 2010, respectively. A state tax rate of 6.9% was utilized to calculate the deferred tax assets.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Convertible Loan Payable to Related Party

     On September 18, 2000, the Company issued a $400,000 Convertible Promissory Note to Dominion Capital Pty Ltd. The note was to mature on September 18, 2001, and is convertible into common shares of the Company at the lesser of the market price on the date conversion notice is given to the Company or $0.40 per share for the amount of principal outstanding at conversion. The note accrued interest at 8% percent per annum, payable quarterly in arrears. The note was unpaid at December 11, 2002, with accrued interest on the note amounting to $71,365 and the note and accrued interest was assigned by Dominion Capital Pty Ltd. to Australian Agriculture Management Pty Ltd. Pursuant to the provisions of the Assignment and Amendment of Debt Agreement, the interest rate was reduced from 8% to 5%, quarterly payments of $64,813 were to be made, and the conversion rate was reduced from $0.40 per common share to $0.10 per common share. The due date of the note was also extended an additional twenty-four (24) months from the date of the Agreement signing on November 22, 2002. As of November 30, 2004, no payments had been made on this obligation. Subsequent to the amended due date of the note, the Company negotiated with Australian Agriculture Management Pty Ltd. to convert the loan obligation and accrued interest into common shares. On January 18, 2005, the Company's Board of Directors agreed by unanimous consent to settle the debt and accrued interest for the issuance of 11,000,000 shares of restricted common stock to Australian Agriculture Property Management Pty Ltd.

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

Other

     Included in accrued expenses are amounts owed to Mr. Kohn. The Company agreed to allow Mr. Kohn to keep computer equipment owned by the Company in exchange for a reduction of the amounts owed Mr. Kohn for the fair value of the computer equipment. See Note 6.

NOTE 9 - STOCKHOLDERS' DEFICIT

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

     On July 29, 2005, the Company issued 750,000 of restricted common shares for the exercise of stock warrants with an exercise price of $0.20 per share, for total cash proceeds aggregating $150,000.

     On October 2, 2005, the Company issued 500,000 shares of restricted common stock at $0.05 per share and aggregate of cash proceeds of $25,000, pursuant to the sale of common stock in a private placement.

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

     On January 21, 2004, the Board of Directors of the Company extended the exercise period of 1,567,000 warrants from January 31, 2004 to January 31, 2005. On January 11, 2005, the Board of Directors approved an additional extension to July 30, 2005.The warrants had an exercise price of $0.20 per unit. The Company applied variable accounting in relation to the extended warrants at March 31, 2005, utilizing the Black-Scholes option pricing model. The revaluation of the extended warrants resulted in a $250,720 charge to operations for the year ended March 31, 2005. On July 29, 2005, 750,000 of the 1,567,500 outstanding warrants were exercised and the remaining warrants expired on July 30, 2005, unexercised.

A summary of stock warrants activity is as follows:


                                                                   Weighted
                                                Number of           Average
                                                Warrants        Exercise Price
  Outstanding at March 31, 2004                 1,567,500            $ 0.20

  Granted                                              --                 -
  Forfeited                                            --                 -
                                               ----------
  Outstanding at March 31, 2005                 1,567,500            $ 0.20

  Exercised                                      (750,000)           $(0.20)

  Expired                                        (817,500)           $(0.20)
                                               ----------
  Outstanding at March 31, 2006                        --
                                               ==========

Stock Options

     On June 1, 2004, the Company issued a call options to five individuals for the option to purchase 1,000,000 shares of restricted common stock at $0.15 per share. The options expire on May 31, 2007.

     On January 15, 2005, the Board of Directors by unanimous consent, approved Employment Agreements with Mr. Robert D. Kohn and Mr. Dale S. Shepherd for a period of twelve (12) months. The Agreements grant of stock options representing two (2) percent of the issued and outstanding stock of the Company to each party. The Employment Agreements are not effective until the audit and related filing of the Company's Annual Report on Form10-KSB for the year ended March 31, 2005, are completed and filed with the Securities and Exchange Commission. Mr. Kohn and Mr. Shepherd will be retained as consultants on an as needed basis until these requirements are met. Upon becoming employees under the Agreement terms, the options will be granted. The two referred to parties remained as outside consultants and the Employment Agreements never became effective.

Incentive Stock Option Plan

     The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan (the "Plan"). Pursuant to the Plan, options to purchase shares of the Company's common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire up to ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 2006, there were 5,000,000 shares reserved for options to be granted under the Plan.

     On April 1, 2000, the Company entered into an employment agreement with Mr. James Hirst. The agreement provides for cancellation of all previously issued options and the issuance of 500,000 options at an exercise price of $1.00 per share, which expired unvested on April 7, 2006.

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

A summary of the option activity is as follows:

                                                                 Weighted
                                            Number of             Average
                                             Options         Exercise Price
                                        ----------------    --------------
    Outstanding at March 31, 2004                600,000             $1.88

    Granted                                    1,000,000             $0.15
    Forfeited                                   (100,000)           $(0.25)
                                         ---------------
    Outstanding at March 31, 2005              1,500,000             $0.43

    Granted
                                                      --
    Forfeited                                   (500,000)           $(1.00)
                                         ---------------
    Outstanding at March 31, 2006              1,000,000            $ 0.15
                                         ===============

Additional information about outstanding options to purchase the Company's common stock as of March 31, 2006, is as follows:

                   Options Outstanding                                     Options Exercisable
-----------------------------------------------------------        ------------------------------------
                                              Weighted
                                              Average                                      Weighted
    Exercise                                 Remaining                                      Average
    Price Per             Number            Contractual                 Number             Exercise
      Share             of Shares         Life (In Years)            Exercisable             Price
------------------    ---------------     -----------------        -----------------     --------------
      $0.15                1,000,000            1.2                       1,000,000          $0.15
                           =========                                      =========

     Stock options issued to employees with an exercise price not less than the fair market value of the Company's common stock on the date of grant result in no compensation expense charged to operations. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. In accordance with accounting for such options utilizing the intrinsic value method, the Company recorded compensation expense in the Company's financial statements of $4,000 and $-0- for the years ended March 31, 2005 and 2006, respectively. Had compensation cost for stock-based compensation been determined based on the fair value of any options at the grant dates consistent with the method of SFAS 123, the Company's net loss for the years ended March 31, 2005 and 2006 would have been as presented in the pro forma amounts in NOTE 2. No options were granted to employees for the year ended March 31, 2006.

NOTE 10 - CONCENTRATIONS

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

NOTE 11 - SUBSEQUENT EVENTS

     On May 1, 2006, the Board of Directors of the Company accepted the resignation of Mr. Robert Kohn and appointed Mr. James Hirst as President, Chief Executive and Principal Accounting Officer.

     On February 23, 2007, the Company issued 1,100,000 restricted shares of stock to settle outstanding legal fees of $55,000

On March 2, 2007, the Company issued 600,000 shares of restricted shares of stock for proceeds of $30,000 in a private placement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 30, 2005, Solpower Corporation notified Semple & Cooper, LLP ("Semple & Cooper") that it was dismissing Semple & Cooper as its independent registered public accounting firm. The decision was recommended and approved by our Board of Directors. During the two fiscal years ended March 31, 2005 and 2004, and any subsequent period through November 30, 2005, there were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Semple & Cooper would have caused Semple & Cooper to make reference to the matter in its reports on Registrant's financial statements. Semple & Cooper's report on Registrant's financial statements for the years ended March 31, 2005 and 2004 which included an explanatory paragraph wherein they expressed substantial doubt about Registrant's ability to continue as a going concern, Semple & Cooper's reports on Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended March 31, 2005 and 2004 and through November 30, 2005, there were no reportable events. On November 30, 2005, Registrant engaged the firm of Meyler & Company, LLC to serve as its independent registered public accountants for the fiscal year ending March 31, 2006. During the two fiscal years ended March 31, 2005 and 2004, and through November 30, 2005, the Company has not consulted with Meyler & Company, LLC regarding either:

     1. The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrants' financial statements, and neither a written report was provided to Meyler & Company, LLC nor oral advice was provided that Meyler & Company, LLC concluded was an important factor considered by Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

     2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended March 31, 2006, there had been no significant changes in our internal controls that could significantly affect those controls subsequent to the date of their last valuation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; AUDIT COMMITTEE FINANCIAL EXPERT; CODE OF ETHICS

(a) Directors and Executive Officers

The directors and executive officers of Solpower, their ages and positions are as follows:

Name                       Age     Positions Held(1)
----                       ---     --------------
Robert D. Kohn             58      President, CEO and Chief Accounting Officer
Fraser M. Moffat III       77      Director, Chairman
James H. Hirst             60      Director & Secretary

(1) All current directors serve until the next annual shareholders meeting or their earlier resignation or removal.

Robert D. Kohn, joined Solpower as Interim President & CEO in April 2005. From April 2004 to January 2005 Mr. Kohn was a financial specialist with Wachovia Bank in Coral Springs, Florida. From May 2001 to April 2004 he was CFO with Global Trade Group, Sharon, Massachusetts. From November 1999 to March 2001 he was CEO and Chairman with Assetrade, Prussia, Pennsylvania. From February 1996 to March 2000 he was Chairman and CEO of Entrade.com owned by Peco Energy in Philadelphia and Chicago, Illinois. Mr. Kohn is a CPA and graduated in 1972 with a Bachelor of Arts from Temple University. Philadelphia, Pennsylvania. Mr. Kohn resigned effective May 1, 2006.

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

James H. Hirst, has served as President and CEO since April, 2001. He served as Secretary/Treasurer from March 2000 to April 2001, as Chief Executive Officer of Solpower from September 1997 to March 2000, as President from May 1998 to March 2000 and as a Director from May 1998 to present. Mr. Hirst from March 1981 to present has provided consulting services to early stage companies in connection with their operations, financial information systems and legal compliance. In 1979, Mr. Hirst received a Bachelor of Commerce (Accounting and Management Information Systems) degree from the University of British Columbia. Effective May 1, 2006. Mr. Hirst was appointed to the position of Chief Executive Officer, President and Chief Accounting Officer.

(b) Compliance with Section 16(a) of the Exchange Act

The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Solpower's common stock during the fiscal year ended March 31, 2004. This information is based on a review of Section 16(a) reports furnished to Solpower.

Corey Stewart failed to timely file a report of Form 4 related to the exercise of 250,000 warrants on July 29, 2005.

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

CODE OF ETHICS

In February of 2005, the Board of Directors adopted a Code of Ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics is publicly available on our web site at www.solpower.com. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendments or waiver on our web site or in a report on Form 8-K. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact James H. Hirst, President and CEO, 307 East 22nd Street, San Pedro, California, 90731 or contact by telephone at (310) 940-6408.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the fiscal years ended March 31, 2006, 2005 and 2004 for the sole officer. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.
                           Summary Compensation Table

--------------------------------- ----------------------------------------------------- ----------------------
                                                                                              Long Term
                                                  Annual Compensation                       Compensation
--------------------------------- -------------- ---------------- --------------------- ----------------------
                                                                         Other                  Stock
Name and Principal Position          Fiscal                              Annual                Options
                                      Year           Salary           Compensation            (Shares)
--------------------------------- -------------- ---------------- --------------------- ----------------------
Robert D. Kohn                        2006              -               $100,000                  -
President & CEO                                         -

James H. Hirst                        2005                              $ 72,000                  -
President & CEO                       2004                              $104,100                  -
--------------------------------- -------------- ---------------- --------------------- ----------------------

Option Grants

The following table sets forth information regarding the grants of options to executive officers for the fiscal year ended March 31, 2006.

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
                      Underlying Options Granted  Granted in Fiscal Year
        Name                                                                   Exercise Price         Expiration Date
--------------------- --------------------------- ------------------------ ----------------------- -----------------------

James H. Hirst                 200,000                      42%                    $0.15                May 31,2007
--------------------- --------------------------- ------------------------ ----------------------- -----------------------



Option Exercises and Values

The following table sets forth information regarding the exercise and values of options held by executive officers as of March 31, 2006.

                          Aggregate Option Exercises In
               Last Fiscal Year and Fiscal Year-End Option Values

 ------------------------ ------------------------ ---------------------- ----------------------- ----------------------
                                                                                                  Value of Unexercised
                                                                           Number of Unexercised  In-the-Money Options
                                                                            Options at March 31,    at March 31, 2006
                                                                                    2006
 ------------------------ ------------------------ ---------------------- ----------------------- ----------------------
                            Shares Acquired on                                  Exercisable/          Exercisable/
           Name                  Exercise             Value Realized           Unexercisable          Unexercisable
  ----------------------- ------------------------ ---------------------- ----------------------- ----------------------

  James H. Hirst                     0                       0                   200,000/0                $0/$0
  ----------------------- ------------------------ ---------------------- ----------------------- ----------------------

Employment Agreements

Mr. Hirst was an at-will employee during the years ended March 31, 2005 and 2004.

On January 15, 2005, the Board of Directors by unanimous consent, approved Employment Agreements with Mr. Robert D. Kohn and Mr. Dale S. Shepherd for a period of twelve (12) months at an annual salary of $100,000 and $75,000, respectively, expense reimbursement and a grant of stock options representing two (2) percent of the issued and outstanding stock of the Company to each party. The Employment Agreements were not to be effective until the audit and related filing of the Company's Annual Report on Form10-KSB for the year ended March 31, 2005, were completed and filed with the Securities and Exchange Commission. Mr. Kohn and Mr. Shepherd were to be retained as consultants on an as needed basis until these requirements were met. During the fiscal year ending March 31, 2006, Mr. Kohn was an at-will employee and remained as such until he resigned on May 1, 2006. Mr. Shepherd was not employed by the Company. The aforementioned Employment Agreements never became effective.

Director Compensation

All authorized out-of-pocket expenses incurred by our directors on behalf of Solpower are subject to reimbursement. Mr. Moffat was granted 500,000 shares in September 2003 for past services. These shares were valued at approximately $20,500 at the date of issuance.

Stock Option Plan

In November 1997, the Board of Directors adopted a Stock Option and Incentive Plan (the "Plan"), which the shareholders approved on November 22, 1997. The purpose of the Plan is to provide a means to attract employees and service providers and to reward persons responsible for the successful administration and management of Solpower. Another purpose of the Plan is to provide such persons with additional incentive and reward opportunities designed to enhance profitable growth. So that the appropriate incentive can be provided, the Plan provides for granting options, incentive stock options, stock appreciation rights, restricted stock awards, performance shares and dividend equivalents, or any combination of the foregoing. In 1999, the Plan was amended by the Board of Directors to increase the number of shares that can be granted under the Plan to 2,500,000 shares of Solpower common stock. In 2000, the Plan was further amended by the board of Directors and approved by the shareholders to increase the number of shares that can be granted under the Plan to 5,000,000 shares of common stock. As of March 31, 2006, no options were outstanding under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2006, the ownership of each person known by us to be the beneficial owner of five percent or more of our Common Stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.


Name and Address                                Amount and Nature     Percent of
of Beneficial Owner                               of Ownership         Class (1)
--------------------------------------------------------------------------------
Fraser M. Moffat III (2)                           535,826                0.76%
18 Lake Avenue
Montrose, Pennsylvania

James H. Hirst(2)                                3,905,600(3)              5.5%
7309 East Stetson Drive
Scottsdale, Arizona

Australian Native Estates Pty Ltd.  (5)          4,000,000(4)              5.7%
c/o 13 Malcolm Court
Mt. Waverly, Victoria 3189 Australia

Marino Investment Services Ltd.                  4,143,600(4)              5.9%
c/o 13 Malcolm Court
Mt. Waverly, Victoria 3189 Australia

Greg Stewart                                     7,497,082(5)             10.6%
307 East 22nd Street
San Pedro, CA 90731

Peter Voss (7)(8)                               16,346,335(6)             23.2%
39 De Havilland Road
Mordialloc 3195
Victoria, Australia

All Directors and Officers                       4,441,426                 6.3%
as a Group (5 persons)

--------------------------------
(1) Based upon 70,559,727shares of common stock being issued and outstanding on March 31, 2006.
(2) Mr. Hirst has been granted options to purchase up to an additional 500,000 shares of common stock at $1.00 per share upon the market price of the common stock attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.
(3) Includes 130,000 shares issuable under a deferred compensation arrangement and 775,500 shares held by Mr. Hirst's wife in which Mr. Hirst disclaims all beneficial ownership.
(4) Australian Native Estates Pty Ltd., and Marino Investment Services Ltd., are Australian corporations controlled by Peter Voss.
(5) Mr. Stewart controls Purse Seine Soma, Inc., which holds 300,000 shares and Purse Seine, Inc., which holds 200,000 shares.
(6) Mr. Voss controls Pastoral Heights Pty Ltd., which holds 3,000,000 shares; Dominion Capital Pty Ltd., which holds 70,000 share;, A1 Financial Planners Pty Ltd., which holds 666,666 share;, Intavest Pty Ltd., which holds 681,775 share;, Bio Engineering Pty Ltd., which holds 114,294 shares and Dominion Capital, Inc., which holds 370,000 shares. The total reflected includes 3,300,000 shares held by Mr. Voss' wife and two adult children and in which Mr. Voss disclaims all beneficial interest.
(7) Dominion Capital has been granted an option to acquire 750,000 shares of common stock at prices ranging from $2.50 to $5.00 per share upon Soltron(R) sales revenues attaining certain levels. These options have not vested, are not exercisable until vested and are not included in the total above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 31, 2003, we acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company. This entity is controlled by Mr. Peter Voss.

On February 20, 2003, we acquired the worldwide rights to the product Soltron(R)) by the issuance of 9,000,000 restricted shares of its common stock to Dominion Capital Pty Ltd. This entity is controlled by Mr. Peter Voss.

On September 22, 2003, we issued 1,000,000 restricted shares of common stock to Matthew Cohen, the Company's General Manager of Marketing and Technical Services, as compensation for services. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

On September 22, 2003, we issued 500,000 restricted shares of common shares to Fraser Moffat, a director of the Company, as compensation for services. The shares were issued in reliance on exemption from registration provided by
Section 4(2) of the Securities Act.

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

10.33 Agreement between Solpower Corporation and Les Woodridge, dated September 30, 2005, relating to the sale of Virtual Technology Pty Ltd.

31.1 Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Solpower's Form 10-SB as filed on August 21, 1998.

(2) Incorporated by reference from Solpower's Form 10-KSB as filed on September 24, 1999.

(3) Incorporated by reference from Solpower's Form 10-QSB as filed on February 20, 2001.

(4) Incorporated by reference from Solpower's Form 10-KSB as filed on May 26, 2005.

(b)  Reports on Form 8-K

     None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table summarizes the aggregate fees billed by Semple & Cooper, LLP for the fiscal year ended March 31, 2005 and paid and accrued fees for the fiscal year ended 2006 to Semple & Cooper and Meyler and Company:

                                           Year Ended March 31,
                                         2006                2005
                                         ----                ----
   Audit Fees (1)                      $39,000             $ 17,000
   Audit-Related Fees (2)               52,683               17,932
   Tax Fees                                  -                    -
                                       -------             --------
   Total                               $91,683             $ 34,932
                                       ========            ========


(1) Fees for audit services billed or accrued in fiscal years 2006 and 2005 consisted of audit of Solpower Corporation's annual financial statements.

(2) Fees for review services for quarterly security filings billed or accrued for fiscal year 2006.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOLPOWER CORPORATION


Dated:   May  29, 2007              By: /s/ James H. Hirst
                                        ------------------
                                        James H. Hirst, Chief Executive Officer,
                                        President


                                    BOARD OF DIRECTORS


Dated:   May  29, 2007              By: /s/ Fraser M Moffat III
                                        -----------------------
                                        Fraser M. Moffat III, Chairman


Dated:   May  29, 2007              By: /s/ James H. Hirst
                                        ------------------------
                                        James H. Hirst, Director