Form 10QSB
period 2006-06-30
SOLPOWER CORP
filed 2007-06-29
CIK 1068618

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

Form 10-QSB
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

____________________

Commission File Number: 000-29780
____________________

Solpower Corporation
(Exact name of Registrant as specified in its charter)

Nevada	87-0384678
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

307 East 22nd Street
San Pedro, CA 90731
(Address of principal executive offices)

(310) 940-6408
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No _

The number of shares outstanding of each of the issuer’s classes of common equity was 72,259,727 shares of common stock, par value $0.01, as of June 19, 2007.

Transitional Small Business Disclosure Format (check one):

Yes _	No X

Solpower Corporation
Index to Form 10-QSB Filing
For the Quarter Ended June 30, 2006

Table of Contents

PART I Financial Information
		Page
Item 1.	Financial Statements	2
	Balance Sheet
	June 30, 2006 (Unaudited)	3
	Statements of Operations and Comprehensive Income (Loss)
	For the Three Months Ended June 30, 2006 (Unaudited) and 2005 (Unaudited)	4

	Statements of Cash Flows
	For the Three Months Ended June 30, 2006 (Unaudited) and 2005 (Unaudited)	5

	Notes to the Unaudited Financial Statements	6

Item 2	Management’s Discussion and Analysis and Plan of Operations	9

Item 3.	Controls and Procedures	12

PART II OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 6.	Exhibits	13

SIGNATURES		13

CERTIFICATIONS		14

Part I
Financial Information

Item 1. Financial Statements

SOLPOWER CORPORATION
BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,885
Accounts receivable, net of allowance for uncollectible accounts of $5,819	2,995
Royalties receivable	14,346
Prepaid expenses	6,025
Inventory	145,679
Total Current Assets	170,930

OTHER ASSETS:
Intangible royalty agreement, net of amortization of $4,500	115,500

TOTAL ASSETS	$286,430

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Customer advances	$247,752
Accounts payable - trade	255,573
- related parties	256,745
Accrued expenses	126,112
Total Current Liabilities	886,182

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.001 par value - 5,000,000 shares
authorized; issued and outstanding, none	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 70,559,727 shares issued and outstanding	705,597
Additional paid in capital	12,455,625
Accumulated (deficit)	(13,760,974)
Total Stockholder's (Deficit)	(599,752)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$286,430

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,
	2006	2005

NET REVENUES	$162,597	$43,702

COST OF REVENUES	74,979	22,378

GROSS PROFIT	87,618	21,324

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	79,601	103,841

PROFIT (LOSS) FROM OPERATIONS	8,017	(82,517)

OTHER INCOME (EXPENSE):
Exchange rate differential	395	-
Interest income	-	12
Royalty income	2,555	-
Interest expense	-	-
	2,950	12

PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND DISCONTINUED OPERATIONS	10,967	(82,505)

PROVISION FOR INCOME TAXES	-	-

PROFIT (LOSS) FROM CONTINUING OPERATIONS	10,967	(82,505)

DISCONTINUED OPERATIONS:
(Loss) from discontinued operations	-	(16,328)

NET PROFIT (LOSS)	$10,967	$(98,833)

Basic and Diluted Profit (Loss) Per Common Share
Continuing operations	$-	$-
Discontinued operations	-	-
Total	$-	$-

Weighted Average Number of Common Shares Outsatnding
Basic	70,559,727	69,309,727

A summary of comprehensive income (loss) for the three months ended June 30, 2006 and 2005 are:

Net Income (Loss)	$10,967	$(98,833)
Foreign Currency Translation (Loss)	-	119
Comprehensive Income (Loss)	$10,967	$(98,714)

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$10,967	$(98,833)
Gain (loss) from discontinued operations	-	(16,328)
Net (loss) attributable to continuing operations	10,967	(82,505)

Adjustments to reconcile net earnings (loss) to
net cash (used in) operating activities:
Depreciation and amortization	1,500	320
Net change in current assets and liabilities:
Accounts receivable	29,999	53,037
Royalties receivable	(2,949)	-
Prepaid expense	6,035	17,069
Inventory	32,465	11,199
Deposits	350	400
Accounts payable - trade	7,698	(8,764)
- related parties	(865)	(1,632)
Accrued expenses	17,483	(73,742)
Net Cash Provided by (Used in) Continuing Operating Activities	102,683	(84,618)
Net (loss) from discontinued operations	-	(16,328)
Net Cash Provided by (Used in) Operating Activities	102,683	(100,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in investment of discontinued operations	-	16,328
Purchase of equipment	-	(1,212)
Net Cash Provided by Investing Activities	-	15,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(587)	-
Proceeds from the sale of common stock and call options	-	5,500
Net customer advances	(100,211)	117,325
Net cash (Used in) Provided by Financing Activities	(100,798)	122,825

INCREASE IN CASH AND CASH EQUIVALENTS	1,885	36,995

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	62,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,885	$99,391

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Organization

Solpower Corporation (the “Company”), formerly known as Virtual Technologies, Inc. and Dynafuel Corporation, was incorporated under the laws of the State of Utah on June 7, 1982.

The Company was originally incorporated with an authorized capital of 30,000,000 shares of common stock with a par value of one cent ($0.01) per share. On December 12, 1995, the Company amended its articles of incorporation, changing its name to Virtual Technologies, Inc. and authorizing preferred stock of 5,000,000 shares at $.25 par value. On July 22, 1996, the Company changed its legal domicile to the State of Nevada. On November 22, 1997, the Company restated the articles of incorporation, changing its name to Solpower Corporation and changing its preferred stock par value to one-tenth of one cent ($.001) per share. On December 11, 2000, at the Annual Shareholders’ Meeting, shareholders approved an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 100,000,000.

Nature of Operations

The principal business purpose of the Company is the sales and distribution of Soltron®, a fuel-enhancing product. The Company has the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, Soltron®, a fuel enhancing product and until September 30, 2005, SP34ETM, a replacement refrigerant, throughout the world.

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

This sale has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company has determined that the fair value of the royalty agreement is $120,000. A gain on the disposal of $93,240 has been recognized on the sale and represents the excess of the fair value of the royalty agreement less the book value of VT. The results of operations of VT for the current and prior periods have therefore been reported as discontinued operations. Operating results for VT are summarized as follows:

	Three Months Ended June 30,
	2006	2005
Revenues		$	$ 73,668

Cost of Revenues	-		38,764

Gross Profit	-		34,904

Expenses:
General and administrative	-		50,864

Operating Income (Loss) from Continuing Operations	-		(15,960)

Other Income (Expense):
Interest income	-		153
Interest expense	-		(521)
Total Other Income (Expense)	-		(368)

Income (Loss) Before Provision for Income Taxes	-		(16,328)

Provision for Income Taxes	-		-

Net Loss from Discontinued Operations	$-		$(16,328)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Solpower Corporation. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report for the fiscal year ended March 31, 2006 on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10−KSB have been omitted.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of June 30, 2006, the Company has a deficiency in working capital of $715,252, accumulated deficit of $(13,760,974) and a net profit for the three months ended June 30, 2006, of $10,967. In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders’ equity. The Company had components of comprehensive (loss) during the three months ended June 30, 2005.

Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of June 30, 2005, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At June 30, 2006, stock options representing 1,000,000 common shares were outstanding with an exercise price of $0.15.

Foreign Currency Translation

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation’s foreign operations have been translated into United States funds, as follows: (i) assets and liabilities, if any, at the rates of exchange prevailing at the balance sheet date; (ii) revenue and expenses at average exchange rates for the period in which the transactions occurred; (iii) exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and (iv) exchange gains and losses arising from the translation of the Corporation’s foreign operations are deferred and were included as a separate component of stockholders’ equity.

The Company purchased its wholly owned Australian subsidiary on January 31, 2003, and the foreign currency translation adjustment account was presented in the stockholders’ equity section. On September 30, 2005, the Company signed an agreement for the sale of its wholly owned Australian subsidiary.

NOTE 5 - STOCKHOLDER’S (DEFICIT)

Warrants

At June 30, 2006, the Company had no outstanding warrants.

Options

The following table summarizes the option activity for the three months ended June 30, 2006:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2006	1,000,000	$0.15	1,000,000	$0.15
Vested	--		--	--
Granted	--	--	--	--
Exercised	--	--	--	--
Balance, June 30, 2006	1,000,000	$0.15	1,000,000	$0.15

Weighted average contractual
Life in years	.95		.95

Aggregate intrinsic value	$-0-		$-0-

The aggregate intrinsic value in the option table above represents total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. These amounts change based the fair market value of the Company’s stock. There was intrinsic value of options exercised for the three months ended June 30, 2006.

NOTE 6 - CHANGE IN MANAGEMENT

On May 1, 2006, the Board of Directors of the Company accepted the resignation of Mr. Robert Kohn and appointed Mr. James Hirst as President, Chief Executive and Principal Accounting Officer.

NOTE 7 - SUBSEQUENT EVENTS

On February 23, 2007, the Company issued 1,100,000 restricted shares of stock to settle outstanding legal fees of $55,000

On March 2, 2007, the Company issued 600,000 shares of restricted shares of stock for proceeds of $30,000 in a private placement.

On June 8, 2007, the Board of Directors of Solpower Corporation appointed Mr. Gary Raymond Stewart to the Board of Directors, effective immediately.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2006.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have historically experienced significant losses and negative cash flows from operations. For the three-month period ended June 30, 2006, we had net income of $10,967. Operations have resulted in a deficiency in working capital of $715,252, and an accumulated deficit of $(13,760,974) as of June 30, 2006.

There can be no assurance that the Company will be able to continue as a going concern in view of its financial condition. Our continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on us, including possibly requiring the Company to significantly reduce or cease its operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2006, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Note 2, “Significant Accounting Policies” in the Notes to the Financial Statements in our Annual Form 10-KSB at March 31, 2006, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Operating Results for the Three Months Ended June 30, 2006 and 2005

Revenues - Revenues for the three months ended June 30, 2006 were $162,597 as compared to $43,702 for the comparable three months ended June 30, 2005. The increase in revenues of $118,895 was attributable to increased bulk Soltron® sales to a major distributor.

Gross Profit - Gross profit increased from 48.8% for the three months ended June 30, 2006, to 53.9% for the three months ended June 30, 2006. The increased gross profit margin of. 5.1% is mainly a result of lower production costs attributable to sales of Soltron® product in 55 gallon drums and a greater gross profit margin on the Soltron® product as compared to margins on sales of the enzyme. We mainly had enzyme sales in the prior year period.

General and Administrative Costs - General and administrative costs for the three months ended June 30, 2006, were $79,601 as compared to $103,841 for the comparable period ended June 30, 2005, or a decrease of $24,240. The Decrease is primarily comprised of a decrease in consulting fees of $58,899, and sales costs of $2,391.These decreases were offset by increases in audit and SEC fees of $2,000 and liability insurance costs of $3,445.

Net Income - The Company’s net income for the three months ended June 30, 2006, was $10,967, as compared to a net loss of $(98,833) incurred for the comparable three-month period ended June 30, 2005. The increase of $109,800 in net income for the current period is mainly attributable to the increased gross profit earned, the decreased selling, general and administrative expenses, and no loss incurred from discontinued operations during the current three month period.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron® product sales, together with licensing fees from Virtual Technologies Pty Ltd. Because of discussions with new distributors we anticipate increased sales of the Soltron® during our fiscal year 2007.

During our fiscal years ended March 31, 2006 and 2005, and continuing during the current fiscal year, the Company has been in the middle stages as a development company seeking to find the complementary mix of products for future marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to cut costs, increase the revenue stream and increase profits over the long range. Although gross profits may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company’s revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through to the end users of these products.

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

Liquidity and Capital Reserves

Product sales did provide sufficient working capital to fund our operations during the three months ended June 30, 2006. Operations provided $102,683 of cash during the period. Liquidity utilized by net payments on customer advances of $(100,211). During the comparative period for the previous year, $(100,946) was utilized by operations and was mainly offset by and net advances from a major customer of $117,325 and proceeds of $5,500 from the sale of call options and common stock.

The sale of our subsidiary, Virtual Technologies Pty. Ltd., will have no material effect on our future liquidity. Currently we project that we may recognize approximately $6,000 a quarter in royalties under the sales agreement. As of June 30, 2006, we had no commitments for capital expenditures.

Item 3 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended March 31, 2007, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II
Other Information

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. - Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLPOWER CORPORATION

Date: June 28, 2007	By:	/s/ James H. Hirst
James H. Hirst
Chief Executive Officer, President, Director and Principal Accounting Officer