Form 10QSB
period 2006-09-30
SOLPOWER CORP
filed 2007-08-09
CIK 1068618

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

Commission File Number: 000-29780

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

             Yes  X  No __

The number of shares outstanding of each of the issuer’s classes of common equity was 72,259,727 shares of common stock, par value $0.01, as of July 13, 2007.

Transitional Small Business Disclosure Format (check one):

Yes __    No  X

Solpower Corporation
Index to Form 10-QSB Filing
For the Quarter Ended September 30, 2006

Table of Contents

		Page
Part I Financial Information
Item 1.	Financial Statements	2
	Balance Sheet
	September 30, 2006 (Unaudited)	2
	Statements of Operations and Comprehensive Income (Loss)
	For the Three and Six Months Ended September 30, 2006 (Unaudited) and 2005 (Unaudited)	3
	Statements of Cash Flows
	For the Six Months Ended September 30, 2006 (Unaudited) and 2005 (Unaudited)	4

	Notes to the Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis and Plan of Operations	9

Item 3.	Controls and Procedures	11

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 6.	Exhibits	11

SIGNATURES		11

CERTIFICATIONS		12

Part I
Financial Information

Item 1. Financial Statements

SOLPOWER CORPORATION
BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,385
Accounts receivable, net of allowance for uncollectible accounts of $5,819	5,990
Royalties receivable	16,840
Prepaid expenses	23,606
Inventory	107,161
Total Current Assets	186,982

OTHER ASSETS:
Intangible royalty agreement, net of amortization of $6,000	114,000

TOTAL ASSETS	$300,982

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Customer advances	$319,224
Accounts payable - trade	231,285
- related parties	242,095
Accrued expenses	154,605
Total Current Liabilities	947,209

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.001 par value - 5,000,000 shares
authorized; issued and outstanding, none	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 70,559,727 shares issued and outstanding	705,597
Additional paid in capital	12,455,625
Accumulated (deficit)	(13,807,449)
Total Stockholder's (Deficit)	(646,227)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$300,982

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005

NET REVENUES	$92,995	$357,543	$255,592	$401,245

COST OF REVENUES	41,529	180,631	116,508	203,009

GROSS PROFIT	51,466	176,912	139,084	198,236

OPERATING EXPENSES:
Administration compensation and consulting	18,000	70,339	34,100	115,338
Accounting and legal	28,949	21,295	45,020	35,143
Sales and marketing	33,996	48,928	58,866	76,070
Other general and administrative	19,347	26,893	41,547	44,745
	100,292	167,455	179,533	271,296

PROFIT (LOSS) FROM OPERATIONS	(48,826)	9,457	(40,449)	(73,060)

OTHER INCOME (EXPENSE):
Exchange rate differential	38	-	433	-
Interest income	-	588	-	600
Royalty income	2,456	-	5,010	-
Interest expense	(143)	-	(502)	-
	2,351	588	4,941	600

PROFIT (LOSS) BEFORE PROVISION FOR INCOME
TAXES AND DISCONTINUED OPERATIONS	(46,475)	10,045	(35,508)	(72,460)

PROVISION FOR INCOME TAXES	-	-	-	-

PROFIT (LOSS) FROM CONTINUING OPERATIONS	(46,475)	10,045	(35,508)	(72,460)

DISCONTINUED OPERATIONS:
Gain from discontinued operations	-	61,286	-	44,958

NET PROFIT (LOSS)	$(46,475)	$71,331	$(35,508)	$(27,502)

Basic and Diluted Profit (Loss) Per Common Share
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	-	-	-
Total	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	70,559,727	69,823,314	70,559,727	69,567,924

A summary of comprehensive (loss) for the six months ended September 30, 2006 and 2005 are:

Net Income (Loss)			$(35,508)	$(27,502)
Foreign Currency Translation (Loss)			-	(2,423)
Comprehensive Income (Loss)			$(35,508)	$(29,925)

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(35,508)	$(27,502)
Gain (loss) from discontinued operations	-	44,958
Net (loss) attributable to continuing operations	(35,508)	(72,460)

Adjustments to reconcile net earnings (loss) to
net cash (used in) operating activities:
Depreciation and amortization	3,000	508
Gain on sale of assets	-	(93,240)
Net change in current assets and liabilities:
Accounts receivable	27,004	56,029
Royalties receivable	(5,443)	-
Prepaid expense	(11,546)	30,048
Inventory	70,983	(113,899)
Deposits	350	400
Accounts payable - trade	(16,590)	(6,646)
- related parties	(15,515)	30,980
Accrued expenses	45,976	(118,729)
Net Cash Provided by (Used in) Continuing Operating Activities	62,711	(287,009)
Net (loss) from discontinued operations	-	44,958
Net Cash Provided by (Used in) Operating Activities	62,711	(242,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in investment of discontinued operations	-	48,282
Purchase of equipment	-	(1,212)
Net Cash Provided by Investing Activities	-	47,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(587)	-
Proceeds from the exercise of warrants	-	150,000
Proceeds from common stock subscriptions	-	24,000
Net customer advances	(28,739)	96,939
Net cash (Used in) Provided by Financing Activities	(29,326)	270,939

INCREASE IN CASH AND CASH EQUIVALENTS	33,385	75,958

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	62,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,385	$138,354

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Organization

Solpower Corporation (the “Company”), formerly known as Virtual Technologies, Inc. and Dynafuel Corporation, was incorporated under the laws of the State of Utah on June 7, 1982.

The Company was originally incorporated with an authorized capital of 30,000,000 shares of common stock with a par value of one cent ($0.01) per share. On December 12, 1995, the Company amended its articles of incorporation, changing its name to Virtual Technologies, Inc. and authorizing preferred stock of 5,000,000 shares at $0.25 par value. On July 22, 1996, the Company changed its legal domicile to the State of Nevada. On November 22, 1997, the Company restated the articles of incorporation, changing its name to Solpower Corporation and changing its preferred stock par value to one-tenth of one cent ($.001) per share. On December 11, 2000, at the Annual Shareholders’ Meeting, shareholders approved an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 100,000,000.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues	$-	$23,083	$-	$96,470

Cost of Revenues	-	4,570	-	43,143

Gross Profit	-	18,513	-	53,327

Expenses:
General and administrative	-	50,040	-	100,908

Operating Income (Loss) from Continuing Operations	-	(31,527)	-	(47,581)

Other Income (Expense):
Interest income	-	22	-	174
Interest expense	-	(355)	-	(875)
Total Other Income (Expense)	-	(333)	-	(701)

Income (Loss) Before Provision for Income Taxes	-	(31,860)	-	(48,282)

Provision for Income Taxes	-	-	-	-

Net Loss from Discontinued Operations	$-	$(31,860)	$-	$(48,282)

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of September 30, 2006, the Company has a deficiency in working capital of $760,227, accumulated (deficit) of $(13,807,449) and a net (loss) for the six months ended September 30, 2006, of $(35,508). In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders’ equity. The Company had components of comprehensive (loss) during the six months ended September 30, 2005.

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

At September 30, 2006, stock options representing 1,000,000 common shares were outstanding with an exercise price of $0.15.

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

NOTE 5 - STOCKHOLDER’S (DEFICIT)

Warrants

At September 30, 2006, the Company had no outstanding warrants.

Options

The following table summarizes the option activity for the six months ended September 30, 2006:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2006	1,000,000	$0.15	1,000,000	$0.15
Vested	--		--	--
Granted	--	--	--	--
Exercised	--	--	--	--
Balance, September 30, 2006	1,000,000	$0.15	1,000,000	$0.15

Weighted average contractual
Life in years	.67		.67

Aggregate intrinsic value	$-0-		$-0-

The aggregate intrinsic value in the options represents total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. These amounts change based the fair market value of the Company’s stock. There was no intrinsic value of options exercised for the six months ended September 30, 2006.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have historically experienced significant losses and negative cash flows from operations. For the six-month period ended September 30, 2006, we had net (loss) of $(35,508). Operations have resulted in a deficiency in working capital of $760,227, and an accumulated (deficit) of $(13,807,449) as of September 30, 2006.

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

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2006, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

Operating Results for the Three Months Ended September 30, 2006 and 2005

Revenues - Revenues for the three months ended September 30, 2006 were $92,995 as compared to $357,543 for the comparable three months ended September 30, 2005. The decrease in revenues of $264,548 was attributable to decrease bulk Soltron® sales to a major distributor aggregating $324,548, offset by an increase in bulk enzyme sales of $60,000. Sales to our major distributor do not recur on a consistent quarterly basis.

Gross Profit - Gross profit increased from 49.5% for the three months ended September 30, 2005, to 55.4% for the three months ended September 30, 2006. The increase in gross profit margin of 5.9% resulted primarily from higher margins on sales of bulk enzyme product as compared to sales of bulk Soltron® product. Our sales in the current year period were mainly comprised of enzyme products as compared to the prior period in which our sales were mainly Soltron® product. Gross profit for the current three month period ended September 30, 2006, decreased $125,446 from the comparable prior year period as a result of decreased bulk Soltron® product sales in the current period.

Operating Expenses - Operating expenses for the three months ended September 30, 2006, were $100,292 as compared to $167,455 for the comparable period ended September 30, 2005, which constitutes a decrease of $67,163. The decrease is primarily comprised of decreases in administration compensation and consulting of $52,339, sales and marketing aggregating $14,932, and other general and administrative of $7,546.The decrease in administration compensation and consulting is a result of a decrease in outside consulting charges and amortization of prepaid consulting costs aggregating $37,840 and a reduction in administrative consulting charges of $14,499 resulting from a change in administrative consulting personnel. These decreases were offset by increases in accounting and legal fees of $7,654 which are associated with bringing our financial statement reporting current with the SEC.

Net (Loss) Profit - The Company’s net (loss) for the three months ended September 30, 2006 was $(46,475) as compared to net income of $71,331 for the comparable period ending September 30, 2005. The decrease of $117,806 in net income for the current period is mainly attributable to the decreased revenues offset by decreased operating expenses.

Operating Results for the Six Months Ended September 30, 2006 and 2005

Revenues - Revenues for the six months ended September 30, 2006 were $255,592 as compared to $401,245 for the comparable six months ended September 30, 2005. The decrease in revenues of $145,653 was mainly attributable to decreased bulk Soltron® sales to a major distributor aggregating $265,074 offset by an increase in bulk enzyme sales of $60,000. Sales to our major distributor do not recur on a consistent quarterly basis.

Gross Profit - Gross profit increased from 49.4% for the six months ended September 30, 2005, to 54.4% for the six months ended September 30, 2006. The increased gross profit margin of 5.0% is mainly a result a higher margins on sales bulk enzyme product as compared to lower margins on sales of bulk Soltron® product. We had enzyme sales as a greater ratio to total sales in the current year period and mainly Soltron® product sales as a greater ratio to total sales in the prior year comparable period. Gross profit for the current six month period ended September 30, 2006, decreased $59,152 from the comparable prior year period and is a result of decreased bulk Soltron® product sales in the current period.

Operating Expenses - Operating expenses for the six months ended September 30, 2006, were $179,533 as compared to $271,296 for the comparable period ended September 30, 2005, a decrease of $91,763. The decrease is primarily comprised of decreases in administration compensation and consulting of $81,238 and decreases in sales and marketing aggregating $17,204. The decrease in administration compensation and consulting is a result of a decrease in outside consulting charges and amortization of prepaid consulting costs aggregating $50,340 and a reduction in administrative consulting charges of $30,898 resulting from a change in administrative consulting personnel. These decreases were offset by increases in accounting and legal fees of $9,877 which are associated with bringing our financial statement reporting current with the SEC.

Net (Loss) - The Company’s net (loss) for the six months ended September 30, 2006 was $(35,508) as compared to net (loss) of $(27,502) for the comparable period ending September 30, 2005. The increase of $8,006 in net (loss) for the current period is mainly attributable to the decreased revenues offset by decreased operating expenses.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on continuing to reduce operating costs and with licensing fees from Virtual Technologies Pty Ltd. We are continuing discussions with new distributors and we anticipate increased sales of the Soltron® during our fiscal year 2008.

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

Liquidity and Capital Reserves

Product sales provided sufficient working capital to fund our operations during the six months ended September 30, 2006. Our continuing operating activities provided $62,711 of cash during the period. We utilized such excess liquidity to decrease customer advances by $28,739. During the comparative period for the previous year, we utilized $242,051 in operations, which was offset by net advances from a major customer of $96,939 and proceeds of $174,000 from the sale of warrants and common stock subscriptions.

The sale of our subsidiary, Virtual Technologies Pty. Ltd., will have no material effect on our future liquidity. Currently we project that we may recognize approximately $2,500 per quarter in royalties under the sales agreement. As of September 30, 2006, we had no commitments for capital expenditures.

Item 3 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2006, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

SOLPOWER CORPORATION

Date: August 9, 2007	By:	/s/ James H. Hirst
James H. Hirst
Chief Executive Officer, President, Director and Principal Accounting Officer