Form 10QSB
period 2006-12-31
SOLPOWER CORP
filed 2007-08-23
CIK 1068618

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

Form 10-QSB

____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act For the transition period from _____________ to _______________

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

Yes           X           No

The number of shares outstanding of each of the issuer’s classes of common equity was 72,259,727 shares of common stock, par value $0.01, as of August 17, 2007.

Transitional Small Business Disclosure Format (check one):

Yes                                 No           X

Solpower Corporation
Index to Form 10-QSB Filing
For the Quarter Ended December 31, 2006

Table of Contents

Part I
Financial Information

Item 1.	Financial Statements	2

	Balance Sheet

	December 31, 2006 (Unaudited)	2

	Statements of Operations and Comprehensive Income (Loss)

	For the Three and Nine Months Ended December 31, 2006 (Unaudited)
	and 2005 (Unaudited)	3

	Statements of Cash Flows

	For the Nine Months Ended December 31, 2006 (Unaudited)
	and 2005 (Unaudited)	4

	Notes to the Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8

Item 3.	Controls and Procedures	11

	PART II
	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

SIGNATURES		12

CERTIFICATIONS		13

Part I
Financial Information

Item 1.   Financial Statements

SOLPOWER CORPORATION
BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,922
Accounts receivable, net of allowance for uncollectible accounts of $5,819	-
Royalties receivable	22,284
Prepaid expenses	17,705
Inventory	85,151
Total Current Assets	139,062

OTHER ASSETS:
Intangible royalty agreement, net of amortization of $7,500	112,500

TOTAL ASSETS	$251,562

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Customer advances	$319,592
Accounts payable - trade	224,855
- related parties	223,152
Accrued expenses	184,650
Total Current Liabilities	952,249

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.001 par value - 5,000,000 shares
authorized; issued and outstanding, none	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 70,559,727 shares issued and outstanding	705,597
Additional paid in capital	12,455,625
Accumulated (deficit)	(13,861,909)
Total Stockholder's (Deficit)	(700,687)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$251,562

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

NET REVENUES	$65,000	$170,768	$320,592	$572,013

COST OF REVENUES	22,255	59,530	138,764	262,540

GROSS PROFIT	42,745	111,238	181,828	309,473

OPERATING EXPENSES:
Administration compensation and consulting	18,000	45,233	52,100	160,571
Accounting and legal	28,469	25,930	74,152	61,073
Sales and marketing	32,110	33,232	90,740	109,302
Other general and administrative	23,876	68,098	64,996	112,842
	102,455	172,493	281,988	443,788

(LOSS) FROM OPERATIONS	(59,710)	(61,255)	(100,160)	(134,315)

OTHER INCOME (EXPENSE):
Exchange rate differential	1,055	-	1,488	-
Interest income	-	329	-	929
Royalty income	4,389	6,631	9,399	6,631
Interest expense	(194)	(252)	(695)	(252)
	5,250	6,708	10,192	7,308

(LOSS) BEFORE PROVISION FOR INCOME
TAXES AND DISCONTINUED OPERATIONS	(54,460)	(54,547)	(89,968)	(127,007)

PROVISION FOR INCOME TAXES	-	-	-	-

(LOSS) FROM CONTINUING OPERATIONS	(54,460)	(54,547)	(89,968)	(127,007)

DISCONTINUED OPERATIONS:
Operating (loss) from discontinued operations	-	-	-	(48,282)
Gain from disposition of discontinued operations	-	-	-	93,240
Gain from Discontinued Operatiions	-	-	-	44,958

NET (LOSS)	$(54,460)	$(54,547)	$(89,968)	$(82,049)

Basic and Diluted Profit (Loss) Per Common Share
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	-	-	-
Total	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	70,559,727	70,554,292	70,559,727	69,897,909

A summary of comprehensive (loss) for the nine months ended December 31, 2006 and 2005 are:

Net (Loss)			$(89,968)	$(82,049)
Foreign Currency Translation (Loss)			-	(2,423)
Comprehensive (Loss)			$(89,968)	$(84,472)

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
 STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(89,968)	$(82,049)
Gain from discontinued operations	-	44,958
Net (loss) attributable to continuing operations	(89,968)	(127,007)

Adjustments to reconcile net earnings (loss) to
net cash (used in) operating activities:
Depreciation and amortization	4,500	2,347
Gain on sale of assets	-	(93,240)
Net change in current assets and liabilities:
Accounts receivable	32,994	76,403
Royalties receivable	(10,887)	-
Prepaid expense	(5,645)	43,483
Inventory	92,993	(91,889)
Deposits	350	400
Accounts payable - trade	(23,020)	18,206
- related parties	(34,458)	60,182
Accrued expenses	76,021	(112,922)
Net Cash Provided by (Used in) Continuing Operating Activities	42,880	(224,037)
Net Gain from discontinued operations	-	44,958
Net Cash Provided by (Used in) Operating Activities	42,880	(179,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in investment of discontinued operations	-	48,282
Purchase of equipment	-	(3,829)
Net Cash Provided by Investing Activities	-	44,453

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(587)	-
Proceeds from the exercise of warrants	-	150,000
Proceeds from sale of common stock	-	25,000
Net customer advances	(28,371)	(31,698)
Net cash (Used in) Provided by Financing Activities	(28,958)	143,302

INCREASE IN CASH AND CASH EQUIVALENTS	13,922	8,676

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	62,396

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,922	$71,072

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION

Notes to the Financial Statements
December 31, 2006
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues	$-	$-	$-	$96,470

Cost of Revenues	-	-	-	43,143

Gross Profit	-	-	-	53,327

Expenses:
General and administrative	-	-	-	100,908

Operating Income (Loss) from Continuing Operations	-	-	-	(47,581)

Other Income (Expense):
Interest income	-	-	-	174
Interest expense	-	-	-	(875)
Total Other Income (Expense)	-	-	-	(701)

Income (Loss) Before Provision for Income Taxes	-	-	-	(48,282)

Provision for Income Taxes	-	-	-	-

Net Loss from Discontinued Operations	$-	$-	$-	$(48,282)

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of December 31, 2006, the Company has a deficiency in working capital of $813,187, accumulated (deficit) of $(13,861,909) and a net (loss) for the nine months ended December 31, 2006, of $(89,968). In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders’ equity.  The Company had components of comprehensive (loss) during the nine months ended December 31, 2005.

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

At December 31, 2006, stock options representing 1,000,000 common shares were outstanding with an exercise price of $0.15.

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

NOTE 5 - STOCKHOLDER’S (DEFICIT)

Warrants

At December 31, 2006, the Company had no outstanding warrants.

Options

The following table summarizes the option activity for the nine months ended December 31, 2006:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance, March 31, 2006	1,000,000	$0.15	1,000,000	$0.15
Vested	--		--	--
Granted	--	--	--	--
Exercised	--	--	--	--
Balance, December 31, 2006	1,000,000	$0.15	1,000,000	$0.15

Weighted average contractual
Life in years	.42		.42

Aggregate intrinsic value	$-0-		$-0-

The aggregate intrinsic value in the options represents total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. These amounts change based the fair market value of the Company’s stock. There was no intrinsic value of options exercised for the nine months ended December 31, 2006.

NOTE 6 – CHANGE IN MANAGEMENT

On May 1, 2006, the Board of Directors of the Company accepted the resignation of Mr. Robert Kohn and appointed Mr. James Hirst as President, Chief Executive and Principal Accounting Officer.

NOTE 7 – SUBSEQUENT EVENTS

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have historically experienced significant losses and negative cash flows from operations. For the nine-month period ended December 31, 2006, we had net (loss) of $(89,968). Operations have resulted in a deficiency in working capital of $813,187, and an accumulated (deficit) of $(13,861,909) as of December 31, 2006.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2006, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

Operating Results for the Three Months Ended December 31, 2006 and 2005

Revenues - Revenues for the three months ended December 31, 2006 were $65,000 as compared to $170,768 for the comparable three months ended December 31, 2005. The decrease in revenues of $105,768 was attributable to decrease bulk Soltron® sales mainly to a major distributor aggregating $170,768, offset by an increase in bulk enzyme sales of $65,000. Sales to our major distributor do not recur on a consistent quarterly basis, and have decreased due to slower commercial sales in California.

Gross Profit - Gross profit increased from 65.1% for the three months ended December 31, 2005, to 65.8% for the three months ended December 31, 2006. The increase in gross profit margin of .7% resulted primarily from higher margins on sales of bulk enzyme product as compared to sales of bulk Soltron® product. Our sales in the current year period are comprised of enzyme products as compared to the prior period in which our sales were Soltron® product. Gross profit for the current three month period ended December 31, 2006, decreased $68,493 from the comparable prior year period as a result of decreased bulk Soltron® product sales in the current period.

Operating Expenses - Operating expenses for the three months ended December 31, 2006, were $102,455 as compared to $172,493 for the comparable period ended December 31, 2005, which constitutes a decrease of $70,038. The decrease is primarily comprised of decreases in administration compensation and consulting of $27,233 and other general and administrative aggregating $44,222. The decrease in administration compensation and consulting is a result of a decrease in amortization of prepaid consulting costs aggregating $12,500 and a reduction in administrative consulting charges of $14,733 resulting from a change in administrative consulting personnel. Decreased other general and administrative costs is mainly attributable to decreases in executive costs of $12,022; travel, entertainment and vehicle costs aggregating $22,979 and communication costs of $5,286.

Net (Loss) Profit - The Company’s net (loss) for the three months ended December 31, 2006 was $(54,460) as compared to net (loss) of $(54,547) for the comparable period ending December 31, 2005. The decrease in net profit for the current period was offset by decreased operating expenses resulting in no significant variance in net loss for the periods of measurement.

Operating Results for the Nine Months Ended December 31, 2006 and 2005

Revenues - Revenues for the nine months ended December 31, 2006 were $320,592 as compared to $572,013 for the comparable nine months ended December 31, 2005. The decrease in revenues of $251,421 was attributable to decreased bulk Soltron® sales mainly to a major distributor aggregating $371,421 offset by an increase in bulk enzyme sales of $120,000. Sales to our major distributor do not recur on a consistent quarterly basis, and have decreased due to slower commercial sales in California.

Gross Profit - Gross profit increased from 54.1% for the nine months ended December 31, 2005, to 56.6% for the nine months ended December 31, 2006. The increased gross profit margin of 2.60% is mainly a result a higher margins on sales bulk enzyme product as compared to lower margins on sales of bulk Soltron® product. We had enzyme sales as a greater ratio to total sales in the current year period and mainly Soltron® product sales as a greater ratio to total sales in the prior year comparable period. Gross profit for the current nine month period ended December 31, 2006, decreased $127,645 from the comparable prior year period and is a result of decreased bulk Soltron® product sales in the current period.

Operating Expenses - Operating expenses for the nine months ended December 31, 2006, were $281,988 as compared to $443,788 for the comparable period ended December 31, 2005, a decrease of $161,800. The decrease is primarily comprised of decreases in administration compensation and consulting of $108,471, sales and marketing aggregating $18,562 and other general and administrative aggregating $47,846. The decrease in administration compensation and consulting is a result of a decrease in outside consulting charges and amortization of prepaid consulting costs aggregating $62,840 and a reduction in administrative consulting charges of $45,631 resulting from a change in administrative consulting personnel. Decreased other general and administrative costs is mainly attributable to decreases in executive costs of $12,689; travel, entertainment and vehicle costs aggregating $36,034 and communication costs of $4,448. These decreases were offset by increases in accounting and legal fees of $13,079 which are associated with bringing our financial statement reporting current with the SEC.

Net (Loss) - The Company’s net (loss) for the nine months ended December 31, 2006 was $(89,968) as compared to net (loss) of $(82,049) for the comparable period ending December 31, 2005. The increase of $(7,919) in net (loss) for the current period is mainly attributable to the decreased revenues offset by decreased operating expenses and no gain from discontinued operations recognized in the current period as compared to a gain of $44,958 in the prior period of measurement.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on continuing to reduce operating costs and with licensing fees from Virtual Technologies Pty Ltd.  We are continuing discussions with new distributors we anticipate increased sales of Soltron® during our fiscal year 2008.

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

Liquidity and Capital Reserves

            Product sales provided sufficient working capital to fund our operations during the nine months ended December 31, 2006. Our continuing operating activities provided $42,880 of cash during the period. We utilized such excess liquidity to decrease customer advances by $28,371. During the comparative period for the previous year, we utilized $224,037 in continuing operations, which was offset by proceeds of $175,000 from the sale of warrants and common stock subscriptions and we utilized $31,698 of these proceeds to decrease customer advances by $31,698.

The sale of our subsidiary, Virtual Technologies Pty. Ltd., will have no material effect on our future liquidity. Currently we project that we may recognize approximately $2,500 per quarter in royalties under the sales agreement. As of December 31, 2006, we had no commitments for capital expenditures.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2006.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended December 31, 2006, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II
Other Information

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

        None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer and Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. – Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2007	SOLPOWER CORPORATION By: /s/ James H. Hirst
James H. Hirst Chief Executive Officer, President, Director
and Principal Accounting Officer