Form 10KSB
period 2007-03-31
SOLPOWER CORP
filed 2007-09-26
CIK 1068618

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File Number: 000-29780

SOLPOWER CORPORATION
(Name of Small Business Issuer in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0384678 (IRS Employer Identification No.)
307 East 22nd Street San Pedro, CA (Address of principal executive offices)	90731 (Zip Code)
(310) 940-6408
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 of 15 (d) of the Exchange Act  ____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes            No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            No   X

Registrant’s revenues for the fiscal year ended March 31, 2007, were $410,592.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on September 18, 2007, was approximately $716,626.

The number of shares outstanding of the registrant’s classes of common stock, as of September 18, 2007, was 72,259,727 shares.  No shares of the registrant’s preferred stock were outstanding.

Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (check one):      Yes     No X

SOLPOWER CORPORATION
_________________________________

INDEX TO THE FORM 10-KSB FOR THE
FISCAL YEAR ENDED MARCH 31, 2007

PART I.
ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	10
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

PART II.
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11
ITEM 7.	FINANCIAL STATEMENTS	15
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31

ITEM 8A.	CONTROLS AND PROCEDURES	31

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; AUDIT COMMITTEE FINANCIAL EXPERT; CODE OF ETHICS	32

ITEM 10.	EXECUTIVE COMPENSATION	33
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	34
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	34
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	35
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	36

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions.

Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements of future events, our plans and expectations, financial projections and performance and acceptance of our product in the marketplace. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (“SEC”), through press releases or otherwise. Wherever possible, we have identified these forward-looking statements by words such as “believes,” “anticipates,” “contemplates,” “expects,” “intends,” “projects,” “plans,” “forecasts,” “estimates” and similar expressions. These statements reflect our current views about future events and financial performance or operations and are applicable only as of the date the statements are made. Our actual results may differ materially from these statements. Factors that may cause or contribute to differences include, but are not limited to, those discussed in “Description of Business - Factors Affecting Future Performance” and “Management’s Discussion and Analysis or Plan of Operations,” as well as those factors discussed elsewhere in this Form 10-KSB and in any exhibits attached.

Although we believe that the assumptions underlying our forward-looking statements in this Form 10-KSB are reasonable, any of the assumptions could prove inaccurate. There can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed under “Description of Business – Factors Affecting Future Performance,” our business and operations are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB.

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

ITEM 1.                      DESCRIPTION OF BUSINESS

General Development of Business

We are in the business of producing, marketing and distributing Soltron®, a proprietary enzyme-based fuel enhancing product. Our business plan contemplates distributing this product on a worldwide basis.

Solpower was originally incorporated in Utah in 1982 as Dynafuel Corporation and our original business involved research and development of an experimental fuel using alcohol and other chemicals in a proprietary combination to produce a gasoline-like motor fuel. In July 1996, we merged into a newly-formed subsidiary incorporated in Nevada to change our corporate domicile. In November 1996, we entered into a licensing agreement with Dominion Capital Pty Ltd. (“Dominion Capital”) to acquire the exclusive manufacturing, distribution, marketing and sales rights for Soltron® in the United States, Canada and Mexico. As a result of entering into this licensing agreement, Dominion Capital and its affiliates gained control of Solpower and a new Board of Directors and new management were installed. A corporate philosophy of acquiring and commercializing environmentally friendly products was initiated. In June 1998, we entered into a second licensing agreement with Dominion Capital and acquired the exclusive manufacturing, distribution, marketing and sales rights for the product SP34E™ in the United States, Canada and Mexico.  In December 2000, we acquired the E*COR enzyme division of Perix Industries, Inc., including all the rights to the KLEAN product line.  KLEAN is a line of enzyme-based cleaners and bio-remediation and petroleum deposit control agents.  We discontinued the KLEAN product line in the fiscal year ended March 31, 2003.

On January 31, 2003, we acquired the outstanding shares of Virtual Technologies for 6,000,000 shares of our unregistered, restricted common stock.  As a result of this acquisition, we gained the exclusive, worldwide manufacturing, distribution, marketing and sales rights to SP34E™ and the related refrigerant gas products, SP22E-A, SP22E-B and SP22E-C.

On February 20, 2003, we acquired the exclusive worldwide manufacturing, distribution, marketing and sales rights to Soltron® pursuant to an Acquisition Agreement with Dominion Capital, under which we issued 9,000,000 shares of our restricted common stock.  During the year ended March 31, 2004, management determined that this asset was impaired for accounting purposes and wrote-off the capitalized amounts related to these rights.  We still control these marketing rights and continue to market our Soltron® product.

On September 30, 2005, we sold all the outstanding shares of Virtual Technologies to Les Woolridge or Assigns in exchange for a royalty equal to four percent (4%) of gross sales of SP34E™ (excluding taxes and freight) for a period of twenty years, payable quarterly.

Products

We market and distribute Soltron®, a proprietary enzyme-based fuel enhancing and distribution of the enzyme concentrate for utilization in private labeling arrangements.  We currently distribute this product primarily through sales channels in the United States, Central America, American Samoa, Europe and Australia.

Soltron®.Soltron® is an enzyme-based liquid fuel-enhancing product that was developed over a period of 18 years by a group of scientists at the Japanese Institute of Bio-Energy. Use data has shown that when added to liquid fossil fuels Soltron® reduces particulate exhaust emissions and smoke, improves fuel economy, controls fuel sludge and other impurities and ultimately lowers engine maintenance costs. In addition, when mixed with liquid fuels, Soltron® changes the fuel’s molecular structure and improves its oxygen absorption and combustion efficiency. Soltron®’s enzymes are naturally powerful surfactants and dispersants. Damaging fuel contaminants such as sludge, fungi and mold are broken down and lose their ability to stick to tank walls and lines. The resulting microscopic particulate is combusted, while larger contaminants are filtered out. The dispersion of microbial contamination reduces corrosive attack on fuel tanks, pumps and injectors. Soltron® can be added to all liquid fossil fuels including gasoline, diesel and light and heavy oils at the fuel pump or in bulk fuel tanks and has gained acceptance in the marine industry where biological fuel contamination is a persistent problem.

Soltron® is marketed as a natural enzyme product that will reduce emissions, improve fuel economy and reduce engine maintenance. Soltron® has been sold commercially in Japan since 1993 and in Australia since 1996.

Suppliers

Soltron®. Soltron® consists of natural organic enzymes mixed with low odor base solvent. The enzyme concentrate used in the manufacture of Soltron® is produced exclusively by IBE Company Ltd., of Tokyo, Japan and supplied to us through our licensing agreement with Dominion Capital.  IBE Company Ltd., has indicated that it will be able to supply the enzyme concentrate in sufficient quantities to meet our anticipated needs.  Low odor base solvent is readily available through numerous local suppliers.  We contract on a specific order basis with third parties to blend and bottle this product.  We do not have any long-term contracts for our blending and bottling, but believe these services are readily available.  We have also developed our own proprietary bottle design for retail packaging.

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

Soltron®. The fuel market may be divided into distinct groups such as gasoline, diesel and bunker fuel users. These groups can be further subdivided into distinct user segments, such as commercial transport fleets, government fleets, marine transport fleets, retail and industrial distribution. We believe that Soltron® is able to benefit fuel consumers in all of these markets.

The United States Environmental Protection Agency (“EPA”) designated a number of “non-attainment zones” in areas with severe emission problems, resulting in certain fleet operators being forced to test or to start using alternative fuels such as biodiesel, ethanol, propane or natural gas. New regulations continue to be imposed to regulate fuel specifications and exhaust emissions. We believe that this increased regulation will create opportunities for consumer acceptance of Soltron®. We are currently focusing on all North American markets, as well as developing a global marketing plan to exploit opportunities in international territories that use lower grade fuels that can better benefit from Soltron® and where higher fuel prices better reflect the economies of Soltron®’s use.

We are currently utilizing distributors, oil marketers, independent sales representatives and direct sales activities to provide a focused marketing effort, which we believe will expose Soltron® directly to prospective customers. We employ a national sales manager who develops and services distributors and independent sales representatives throughout the United States, Canada and Mexico. We also utilize other traditional distribution channels including a Web site and resale distribution through retail chains such as NAPA. In addition, through private labeling arrangements, we also sell Soltron® through Ocean Bio-Chem, Inc. (dba Starbrite) under the brand name “Startron,” and through Xtra Export Trade under the brand name “XBee,” throughout all of the European Union countries.

Product Rights Agreements

Soltron®. In 1996, we acquired the exclusive rights to produce, market and distribute Soltron® in North America through an agreement with Dominion Capital in consideration for 5,000,000 shares of our common stock and the grant of certain options and payment of cash consideration upon meeting certain sales levels. The agreement was amended in 1997 and had a five-year term that was renewable at our option for an additional five-year term. On February 20, 2003, we acquired the exclusive worldwide manufacturing, distribution, marketing and sales rights to Soltron® pursuant to an Acquisition Agreement with Dominion Capital, under which we issued 9,000,000 shares of our restricted common stock. Under that agreement, we obtained exclusive rights to Soltron® for a period of twenty years, with an option to renew for an additional twenty years, subject to termination for good cause.

SP34E™. In June 1998, we acquired the exclusive rights to produce, market and distribute SP34E™ in North America through an agreement with Dominion Capital in consideration for 6,000,000 shares of our common stock and the payment to Dominion Capital of a royalty of $2.25 per kilogram (subsequently amended to 2.5% of gross sales) of SP34E™ that we sell. The term of the agreement commenced on July 1, 2000, continues for five years and was renewable for an additional five years at our option. On January 31, 2003, we acquired the outstanding shares of Virtual Technologies for 6,000,000 shares of our restricted common stock. As a result of this acquisition, we gained the exclusive, worldwide manufacturing, distribution, marketing and sales rights to SP34E™ and the related refrigerant gas products, SP22E-A, SP22E-B and SP22E-C. This acquisition terminated the aforementioned royalty obligation of 2.5% of gross SP34E™ sales. Virtual Technologies has licensed SP34E™ and granted exclusive manufacturing and distribution rights in Australia and New Zealand to A-Gas. On September 30, 2005, we sold all the outstanding shares of Virtual Technologies to Les Woolridge in exchange for a royalty equal to four percent (4%) of gross sales of SP34E™ (excluding taxes and freight) for a period of twenty years payable quarterly.

At March 31, 2007,  and in accordance with SFAS No. 144, the Company was required to assess the recoverability of the Intangible Royalty Agreement relating to the disposal of Virtual Technologies. In performing this assessment, the primary factor considered by Management is the fact that no royalties under this royalty agreement have been collected since its inception. As such, management determined that this royalty agreement was impaired and reduced the value to zero at March 31, 2007, due to the uncertainty of collecting the royalty payments.

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

We have registered the trademark “Soltron®” and the service mark “Solpower®” with the United States Patent and Trademark Office (“USPTO”). We have also registered Soltron® with the EPA for use as an aftermarket additive and for bulk fuel treatment.

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

Some products already in the marketplace that may compete directly with Soltron® include STP® Gas Treatment, STP® Diesel Treatment and STP® Smoke Treatment (all produced by First Brands Corporation), Lucas Oil Fuel Treatment (produced by Lucas Oil Products, Inc.), Slick 50® (produced by Slick 50 Products Corporation), Valvtect® Dieselguard (produced by Valvtect Petroleum Products Corp.) and Fuelon® (produced by Fuelon International, Inc.). These fuel additives make similar claims of performance benefits but are based upon older conventional chemical technologies. We believe Soltron® is the only enzyme-based fuel technology currently on the market, and we believe it offers a greater range of benefits at a lower cost than our competitor’s conventional chemical additives.

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

Aftermarket fuel additives are required to be registered with the EPA Fuels and Energy Division. We have registered Soltron® both as an additive and for the bulk treatment of fuels.

Like all companies, we are also subject to regulation by the Federal Trade Commission (“FTC”) with respect to the marketing of our products. Although the FTC has a long history of pursuing enforcement actions against fuel saving, fuel additive and oil additive products, we believe we have sufficient research, independent testing, use data and scientific evidence to substantiate our advertising and promotional claims regarding Soltron®.

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

Employees

At March 31, 2007, we employed one full time sales person. Our employee is not covered by any collective bargaining agreement and we consider our relationship with our employee to be good.

RISK FACTORS

Risk Affecting Our Business

Limited operating history

Our current operations have been implemented since November 1996, but our business plan has not yet been fully implemented. Accordingly, we have only a limited operating history with respect to the distribution and marketing of Soltron® in the United States and elsewhere throughout the world.

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

Need to Develop Sales and Product Awareness

Establishment of a distribution network sufficient to create and supply customer demand for Soltron® will be critical to our future success. We anticipate developing this network primarily through distributors with established distribution channels in the fuel, oil chemical and automotive aftermarket industries. Numerous factors, including lack of sufficient inventory or capital, or failure of our product to generate sufficient demand and lack of sufficient qualified, experienced personnel may contribute to the difficulties we will face in establishing an efficient distribution network for our product. While we intend to engage qualified personnel to assist in establishing our distribution network, no assurance can be given that our product will be accepted by industrial or retail consumers, that a satisfactory distribution network can be established or that our operations will ever be profitable.

Uncertainty of Market Acceptance of Our Product, Limited Marketing Experience

We are still in the early stages of marketing Soltron®. As is typical with new products, demand and market acceptance for our product is subject to a high degree of uncertainty. Achieving widespread market acceptance for our product will require substantial marketing efforts and the expenditure of sufficient funds to create brand recognition and customer demand and to cause potential customers to consider the potential benefits of our product. The prospects for our product line will be largely dependent upon our ability to achieve market penetration, which will require significant efforts on our part to create awareness of and demand for our product. Our ability to build our customer base will depend in large part on our ability to locate, hire and retain sufficient qualified marketing personnel and to fund marketing efforts, including advertising. There can be no assurance that our product will achieve widespread market acceptance or that our marketing efforts will result in future profitable operations.

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

Limited Product Line

We currently hold the marketing and distribution rights to Soltron®. Our future success and profitability will, to a very high degree, depend upon the market acceptance of this product and our ability to improve this product.

Supply, Capacity and Distribution Constraints

To successfully market our product, we must be able to fill orders promptly for our shipment. Our ability to meet our supply requirements promptly will depend on numerous factors including our ability to establish successfully an effective distribution network and to maintain adequate inventories. The ability of our sole supplier of the Soltron® enzyme to adequately produce the enzymes needed to produce Soltron® in volumes sufficient to meet demand will also affect our ability to produce this product. Failure to adequately supply product to distributors and retailers or of any of our suppliers to produce sufficient materials to meet our demand would materially adversely impact our operations.

Dependence Upon Raw Materials and Suppliers

We are dependent on a single supplier of the enzyme concentrate needed to make Soltron® and on other suppliers of chemicals. Chemicals are subject to price fluctuations based upon supply and demand. In addition, because the Soltron® enzyme is produced in Japan, fluctuations in currency values could adversely affect our cost of this product. Interruption of our product supply could result from several factors, such as disruption of supply of raw product, work stoppages, strikes or other labor difficulties, changes in governmental or international regulations or natural or man caused disasters occurring with respect to our suppliers. Any increase in the costs of our raw materials or disruption of our suppliers could severely and adversely affect our business operations.

Reliance on Management; Limited Personnel

Attracting and retaining qualified personnel is critical to our business plan. In particular, our success is highly dependent on the services of our current Chief Executive Officer, James H. Hirst, who took office on May 1, 2006. Mr. Hirst is an at-will employee and we do not maintain key man life insurance. There can be no assurance that we will not lose the benefit of his services. The loss of Mr. Hirst’s services or our inability to attract or retain alternative or additional qualified personnel would have a materially adverse affect on our business. No assurances can be given that we would be able to retain or attract such qualified personnel or agents, or to successfully implement our business plan.

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

Competition

 The markets for fuel additives are highly competitive. We believe that our product and our management’s qualifications will enable us to compete effectively in these markets, but we cannot give any assurance that we will be successful. We will be competing with established manufacturers and distributors that have already developed brand recognition and gained consumer acceptance. Many of these competitors have significantly greater financial, marketing, personnel, managerial and other resources than we do. New competitors may also enter these markets. Even though we believe our product is superior to those of our competitors, our lack of financial strength and brand recognition will be significant disadvantages to our ability to penetrate and compete in our target markets.

Limited Patent and Proprietary Information Protection

We do not believe that our product or our proprietary production processes infringe on proprietary rights of others, but we cannot give any assurance that infringement claims will not be made against us. If it is determined that our product or processes do infringe someone else’s proprietary rights, we could be required to modify our product or processes or obtain a license to continue our use of them. There can be no assurance that we would be able to do this in a timely manner, upon acceptable terms and conditions or at all. Our failure to do so would have a material adverse effect on our business. In addition, there can be no assurance that we would have the financial or other resources necessary to prosecute or defend a patent infringement or other proprietary rights action. Moreover, if our product or processes were held to infringe patents or proprietary rights of others, we could, under certain circumstances, be held liable for damages, which could be significant in amount and which could materially and adversely effect our operations. We rely on confidentiality agreements, trade secret protection and other methods to protect our processes, concepts, ideas, documentation and other information related to our product and proprietary processes. However, these methods may not afford complete protection and there can be no assurance that others will not independently develop similar products and processes. All of our employees are required to sign non-disclosure, non-competition and inventions agreements, but there can be no assurance that a court would enforce such agreements or that they would provide us with any meaningful protection. There can be no assurance that we will be able to adequately protect our trade secrets or that other companies will not acquire information that we consider proprietary.

Product Acquisition Agreement

We own the worldwide rights to manufacture and distribute Soltron®, as well as the process, formulae and other proprietary rights related to this product, pursuant to product acquisition agreements with Dominion Capital.  Any termination or impairment of the rights of Dominion Capital to such proprietary rights or to our rights under these agreements would materially adversely affect our operations.

Need for Additional Product Development

We believe that our development work on Soltron® is substantially complete, but testing of this product in the United States has been limited. We anticipate that our future research and development activities, combined with experience we hope to gain from commercial production and use of our product will result in the need for further refinement of our product and development of new products. Such refinements and development may be required for our product to remain competitive. There can be no assurance that we will have the experience or the financial resources necessary to make such improvements to our product line, which could have a significant negative impact on our business.

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

International Trade

We currently anticipate selling Soltron® worldwide, as well as importing Soltron® concentrate from Japan. This will expose our business to certain additional risks related to doing business internationally, which could include, among others, fluctuations in currency exchange rates, changes in both United States and foreign import and export laws and regulations, increases in tariffs, customs, foreign tax liabilities and other adverse United States and foreign tax consequences and potential difficulty in contract enforcement. Risks of conducting international business operations could have a negative impact on our overall business.

Risks Relating to Our Common Stock

The limited trading of our Common Stock may make it difficult to sell shares of our Common Stock

Trading of our common stock is conducted on the Bulletin Board Pink Sheets. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because our Common Stock is a “penny stock,” it may be difficult to sell shares of our Common Stock at times and prices that are acceptable

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to resell our shares of common stock publicly at times and prices that you feel are appropriate.

Risks Relating to Our Financial Condition

Our independent auditors have reported that conditions exists that raise substantial doubt about our ability to continue as a going concern

We have had net losses for each of the years ended March 31, 2007, and March 31, 2006, and we have an accumulated (deficit) as of March 31, 2007, of $(14,008,897). Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we may not generate significant revenues in the foreseeable future, our ability to continue as a going concern may depend, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

ITEM 2.                      DESCRIPTION OF PROPERTY

Until May 31, 2006, we leased our corporate offices in Coral Springs, Florida and warehouse space in San Pedro, California pursuant to a month-to-month lease, for which we paid rent of $1,145 per month. Beginning in June 2006 we moved the corporate offices back to San Pedro, California.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR COMMON STOCK AND SHAREHOLDER INFORMATION

Market Information

Our common stock is traded on the Pink Sheets under the symbol “SLPW.PK.” The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the Bulletin Board Pink Sheets for the fiscal years indicated. On March 31, 2007, there were approximately 400 beneficial holders of our common stock.  The following table sets forth the high and low sales price per share of our common stock for the past two fiscal years.

Fiscal Year	Quarter Ended	High	Low
2006	June 30, 2005	$0.15	$0.10
	September 30, 2005	$0.12	$0.10
	December 31, 2005	$0.10	$0.06
	March 31, 2006	$0.12	$0.05
2007	June 30, 2006	$0.20	$0.04
	September 30, 2006	$0.20	$0.05
	December 31, 2006	$0.15	$0.03
	March 31, 2007	$0.10	$0.01

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

Recent Unregistered Stock Issuances

On January 18, 2007, the Company issued 600,000 shares of restricted common stock at $0.05 per share for aggregate of cash proceeds of $30,000, pursuant to the sale of common stock in a private placement.

On February 23, 2007, the Company issued 1,100,000 restricted common shares at $0.05 for the settlement of and accounts payable debt aggregating $55,000.

ITEM 6.                      MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes included herein. Certain statements are not based on historical facts, but are forward-looking statements that are based upon assumptions about our future conditions that could prove to be inaccurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described. Our ability to consummate transactions and achieve events or results is subject to certain risks and uncertainties, which include, but are not limited to, the existence of demand for and acceptance of our products, regulatory approvals and economic conditions, the impact of competition and pricing, and other factors affecting our business that are beyond our control. See “DESCRIPTION OF BUSINESS - Factors Affecting Future Performance” above.

We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to forward-looking statements that may be made to reflect future events or circumstances.

INTRODUCTION

We continue to report significant losses. We are pursuing different marketing avenues in an attempt of increasing Soltron® product sales under our brand name and private labeling, together with the elimination of the costs and consolidation of income (losses) from our formerly wholly-owned subsidiary, Virtual Technologies Pty Ltd., gives us an expectation that we will continue to reduce our operating losses.. Because of limited operating capital, we were not able to finalize the deployment strategy during the fiscal year ended March 31, 2007. Based upon the annual net revenue of $410,592 for the current fiscal year as compared to the prior fiscal year of $569,008, we are deploying our concentrated efforts on distributor suppliers under private labeling in order that we may be able to change the trend in revenues and increase sales without incurring additional distribution costs as we implement new marketing strategies for our product lines in fiscal year 2008. During the year ended March 31, 2007, management continued to maintain operational efficiency with a minimum of administrative overhead. We currently are concentrating our focus on the Soltron® product line by increasing sales of the enzyme concentrate to private labeling distributors while identifying additional distributors and developing direct sales activities in new markets such as international sales, bulk users, small generation power plants and commercial uses in metropolitan city fleets.

During our fiscal years ended March 31, 2007 and 2006, we have continued to be in the middle stages of being a development company, seeking to ascertain the appropriate mix of products for future marketing and distribution.  We continue to explore distribution and marketing of our products through established distributors, both wholesale and retail.  Through this methodology we attempt to cut costs, increase revenue and increase profits. As a result of utilizing established distributors, we believe we may penetrate our product channels in a more cost effective manner that will result in increased revenues, profits and cash flow as this methodology of distributors penetrate the markets and sell to end users of our products.

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

RESULTS OF OPERATIONS

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Revenues for the year ended March 31, 2007, were $410,592 as compared to $569,008 for the year ended March 31, 2006. The decrease in revenues of $158,416 was mainly attributable to decreased barrels Soltron® product sold to a major distributor in the United States, aggregating $329,700 and was offset by increased revenues from the sale of the Soltron® concentrate for private labeling aggregating $180,000.

Gross profit increased from 51.5% for the year ended March 31, 2006, to 58.2% for the year ended March 31, 2007. The increase in gross profit margin of 6.7% resulted primarily from higher margins on sales of bulk enzyme product as compared to sales of bulk Soltron® product. Our sales in the current year period are comprised mainly of enzyme products as compared to the prior period in which our sales were Soltron® product. Gross profit for the current year ended December 31, 2007, decreased $54,403 from the comparable prior year as a result of decreased bulk Soltron® product sales in the current year.

Operating expenses for the year ended March 31, 2007 were $496,064 as compared to $634,375 for the year ended  March 31, 2005, or a decrease of $138,311 This decrease is mainly attributable to decreased costs incurred in administration compensation and consulting of $131,696, accounting and legal aggregating $76,888, bad debt write-offs of $5,819, telephone and internet of $6,657, executive expenses aggregating $27,003, travel and entertainment of $21,991 and office operating costs aggregating $7,564. The decreases in the current year are the result of an upper management change and decreased professional fees incurred as the Company becomes current in it’s financial reporting. These decreases were offset by an impairment charge of $111,000 to operations in the year ended March 31, 2007, on the intangible royalty contract.

Other income (expense) increased to $20,371 during the current year ended March 31, 2007, as compared to the prior year ended March 31, 2006 of $11,103, an increase of $9,268. This increase is mainly comprised of increased royalty income recognized in the current year of $2,466, recognition of forgiveness of debt of $4,986 and an increase in the exchange rate differential from the prior year of $2,411.

For the year ended March 31, 2007, we incurred a net (loss) of $(236,956) or $0.00 per share, as compared to a net (loss) of $(285,174) or $(0.00) per share for the year ended March 31, 2006. The decreased (loss) of $(48,218) for the current year ended is mainly attributable to the decrease in operating expenses of $138,311.

Impact of Inflation

We do not believe that inflation will have any material impact on Soltron®’s commercial activities for the ensuing year as our products do not fall under categories that are traditionally affected.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron® product sales, together with licensing fees from Virtual Technologies Pty Ltd.  Because of discussions with distributors we anticipate increased sales of the Soltron® during our fiscal year 2008, mainly in the area of sales Soltron® concentrate for private labeling..

During our fiscal years ended March 31, 2007 and 2006, and continuing into fiscal year 2008, the Company has been in the middle stages as a development company seeking to find the complementary mix of products and projects for future development, marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will continue to enable it to cut costs, increase the revenue stream and increase profits over the long range. Although gross profits may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company’s revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through to the end users of these products. Distribution of the enzyme technology utilizing a private labeling arrangement has proven effective by increasing revenue in that sector, gross profit and eliminating distribution costs in our current year ended March 31, 2007.

Part of our business plan is to arrange adequate financing to assist the Company to implement our business strategies. The Company anticipates continuing to explore the expansion of additional product lines or business segments with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions. A plan to move the Company into other potentially profitable businesses in environmentally friendly segments and to enhance the performance of the current product mix is currently being pursued.

We continue to progress getting our financial reporting current in order that we may have our securities quoted on the OTC Bulletin Board, which may provide a better ability to attract investors.  We are in process of completing our Securities Act filings to facilitate this process. We intend to raise capital to provide working capital and to expand our present operations and pursue the other segments of our business plan. We also have outstanding stock options that, if converted, will provide additional cash flow for working capital.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of March 31, 2007, the Company has a deficiency in working capital of $762,675, accumulated (deficit) of $(14,008,897) and a net (loss) for the year ended March 31, 2007, of $(236,956).

There can be no assurance that the Company will be able to continue as a going concern in view of its financial condition. The Company’s continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly reduce or cease its operations.

Liquidity and Capital Reserves

Product sales did provide sufficient working capital to fund our operations during the year ended March 31, 2007. Operations provided $18,339 of cash during the year. Additional liquidity was provided by the sale of common stock in private placement aggregating $30,000. During this same period for the previous fiscal year, $(346,010) was utilized by operations and was offset by proceeds from sales of common stock and from granted call options aggregating $175,000, and net advances from a major customer aggregating $60,710.

The sale of our subsidiary, Virtual Technologies Pty. Ltd., will have no material effect on our future liquidity.
As of March 31, 2007, we had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2007, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Note 2, “Significant Accounting Policies” in the Notes to the Financial Statements in our Form 10-KSB describes our significant accounting policies which are reviewed by management on a regular basis.

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

Warrants and options are accounted for fair value using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the common stock price over the life of the warrants or options. The identification of, and accounting for the assumptions used to value them can significantly affect the financial statements.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services Received for use in Future Research and Development Activities (“EITF Issue 07-3”).  The consensus in EITF Issue 07-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2007. The Company has had no transactions in this area and future adoption of EITF Issue 07-3 should have no effect on our results of operations, cash flows or financial position.

ITEM 7.                      FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm	16

Balance Sheet at March 31, 2007	17

Statements of Operations for the Years Ended
March 31, 2007 and 2006	18

Statements of Stockholders’ Deficit for the Years Ended
March 31, 2007 and 2006	19

Statements of Cash Flows for the Years Ended
March 31, 2007 and 2006	20

Notes to the March 31, 2007 and 2006 Financial Statements	22

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Solpower Corporation

We have audited the accompanying balance sheet of Solpower Corporation as of March 31, 2007 and the related statement of operations, stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solpower Corporation as of March 31, 2007, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC
Middletown, NJ
September 5, 2007

SOLPOWER CORPORATION
 BALANCE SHEET
March 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,891
Prepaid expenses	11,803
Inventory	52,274
Total Current Assets	83,968

TOTAL ASSETS	$83,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Customer advances	$320,102
Accounts payable - trade	181,325
- related parties	208,963
Accrued expenses	136,253
Total Current Liabilities	846,643

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.001 par value - 5,000,000 shares
authorized; issued and outstanding, none	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 72,259,727 shares issued and outstanding	722,597
Additional paid in capital	12,523,625
Accumulated (deficit)	(14,008,897)
Total Stockholder's (Deficit)	(762,675)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$83,968

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended March 31, 2007 and 2006

	2007	2006
NET REVENUES	$410,592	$569,008

COST OF REVENUES	171,855	275,868

GROSS PROFIT	238,737	293,140

OPERATING EXPENSES:
Administration compensation and consulting	70,100	201,796
Accounting and legal	80,825	157,713
Sales and marketing	124,123	133,240
Impairment of intangible royalty contract	111,000	-
Other general and administrative	110,016	141,626
	496,064	634,375

(LOSS) FROM OPERATIONS	(257,327)	(341,235)

OTHER INCOME (EXPENSE):
Exchange rate differential	2,251	(160)
Forgiveness of debt	4,986	-
Interest income	-	992
Royalty income	14,023	11,557
Interest expense	(889)	(1,286)
	20,371	11,103

(LOSS) BEFORE PROVISION FOR INCOME
TAXES AND DISCONTINUED OPERATIONS	(236,956)	(330,132)

PROVISION FOR INCOME TAXES	-	-

(LOSS) FROM CONTINUING OPERATIONS	(236,956)	(330,132)

DISCONTINUED OPERATIONS:
Operating (loss) from discontinued operations	-	(48,282)
Gain from disposition of discontinued operations	-	93,240
Gain from Discontinued Operatiions	-	44,958

NET (LOSS)	$(236,956)	$(285,174)

Basic and Diluted Profit (Loss) Per Common Share
Continuing operations	$0.00	$0.00
Discontinued operations	0.00	0.00
Total	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	70,791,234	70,061,097

A summary of comprehensive (loss) for the years ended March 31, 2007 and 2006 are: Net (Loss)	$(236,956)	$(285,174)
Foreign Currency Translation (Loss)	-	(2,423)
Comprehensive Income (Loss)	$(236,956)	$(287,597)

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENT OF STOCKHOLDER'S DEFICIT
For the Years Ended March 31, 2007 and 2006

					Accumulated
					Other
		Common Stock	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance, March 31, 2005	69,309,727	$693,097	$12,293,125	$(13,486,767)	$2,423	$(498,122)

Exercise of warrants at $0.20 per share for common stock	750,000	7,500	142,500	-	-	150,000
Issuance of common stock at $0.05 per share	500,000	5,000	20,000	-	-	25,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,423)	(2,423)
Net (loss) for the year ended March 31, 2006	-	-	-	(285,174)	-	(285,174)
Balance, March 31, 2006	70,559,727	705,597	12,455,625	(13,771,941)	-	(610,719)

Sale of common stock at $0.05 per share	600,000	6,000	24,000	-	-	30,000
Settlement of accounts payable for common stock at $0.05 per share	1,100,000	11,000	44,000	-	-	55,000
Net loss for the year ended March 31, 2007	-	-	-	(236,956)	-	(236,956)
Balance, March 31, 2007	72,259,727	$722,597	$12,523,625	$(14,008,897)	$-	$(762,675)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(236,956)	$(285,174)
Gain from discontinued operations	-	44,958
Net (loss) attributable to continuing operations	(236,956)	(330,132)

Adjustments to reconcile net earnings (loss) to
net cash provided by (Used in) operating activities:
Depreciation and amortization	6,000	4,230
Gain on sale of assets	-	(93,240)
Impairment of intangible royalty contract	111,000	-
Net change in current assets and liabilities:
Accounts receivable	32,994	58,854
Royalties receivable	11,397	(11,397)
Prepaid expense	257	51,626
Inventory	125,870	(80,884)
Deposits	350	400
Accounts payable - trade	(36,494)	103,902
- related parties	(48,647)	30,054
Accrued expenses	52,568	(124,381)
Net Cash Provided by (Used in) Continuing Operating Activities	18,339	(390,968)
Net gain from discontinued operations	-	44,958
Net Cash Provided by (Used in) Operating Activities	18,339	(346,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in investment of discontinued operations	-	48,282
Disposition of equipment	-	2,864
Purchase of equipment	-	(3,829)
Net Cash Provided by Investing Activities	-	47,317

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(587)	587
Proceeds from the exercise of warrants	-	150,000
Proceeds from sale of common stock and call options	30,000	25,000
Net customer advances	(27,861)	60,710
Net cash Provided by Financing Activities	1,552	236,297

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,891	(62,396)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	62,396

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,891	$-

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2007 and 2006

	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$889	$-

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:
Stock issued for conversion of accounts payable and accrued liability	$55,000	$-

Intangible asset acquired as part of discontinued operations	$-	$120,000

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION

NOTES TO THE FINANCIAL STATEMENTS
For The Years Ended March 31, 2007 And 2006

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

Nature of Operations

The principal business purpose of the Company is the sales and distribution of Soltron®, a fuel-enhancing product and until September 30, 2005, SP34ETM, a replacement refrigerant, throughout the world.

The Company has the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, Soltron®, a fuel-enhancing product and to SP34ETM, SP22E-A, SP22E-B and SP22E-C, refrigerant gas products, which were sold in September  2005.

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

During the year ended March 31, 2003, the Company acquired the worldwide rights to the product Soltron® by the issuance of 9,000,000 restricted shares of its common stock. These rights include the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, Soltron®, a fuel-enhancing product.  In the year ended March 31, 2004, the value of these rights was deemed impaired and the costs associated with these rights were written off.

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

	Year Ended March 31,
	2007	2006
Revenues	$--	$96,470

Cost of Revenues	--	43,143

Gross Profit	--	53,327

Expenses:
Selling, general and administrative	--	100,908

Operating Income (Loss) from Continuing Operations	--	(47,581)

Other Income (Expense):
Interest income	--	174
Miscellaneous income	--	--
Interest expense	--	(875)
Total Other Income (Expense)	--	(701)

Income (Loss) Before Provision for Income Taxes	--	(48,282)

Provision for Income Taxes	--	--

Net Loss from Discontinued Operations	$--	$(48,282)

The Company determined that any cash flows do not result from a migration or continuance of activities and the Company has no significant continued involvement in the operations of VT.  The royalty agreement represents a passive royalty interest and the Company does not exert any control over the operations of VT. In accordance with EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, the Company therefore concluded that the disposal of VT is classified as discontinued operations.

Basis of Presentation, Going Concern,

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of March 31, 2007, the Company has a deficiency in working capital of $762,675, accumulated (deficit) of $(14,008,897) and a net (loss) for the year ended March 31, 2007, of $(236,956).

There can be no assurance that the Company will be able to continue as a going concern in view of its financial condition. The Company’s continued existence will depend upon its ability to obtain sufficient additional capital in a timely manner to fund its operations and to further develop its long-term business plan. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring the Company to significantly reduce or cease its operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Plans

During our fiscal years ended March 31, 2007 and 2006, and continuing during the current fiscal year, the Company continues to be in the middle stages as a development company, seeking to find the complementary mix of products and projects for future development, marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will enable it to continue to cut costs, increase the revenue stream and increase profits over the long range. Although profits may decrease initially with certain revenues going to the benefit of the distributors, we continue to believe that the Company’s revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through the end users of the products. Distribution of the enzyme technology utilizing a private labeling arrangement has proven effective by increasing revenue in that sector, gross profit and eliminating distribution costs.

In mid-January 2005, the Company contracted the services of Mr. Robert Kohn to review and formalize the short-term and long-range plans of the Company. Beginning in April 2005, Mr. Kohn became Interim CEO for the Company, and continued to develop the Company’s business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix. In October 2005, Mr. Kohn became the full time CEO for the Company. On May 1, 2006, the Board of Directors of the Company accepted the resignation of Mr. Kohn and appointed Mr. James Hirst as President, Chief Executive and Principal Accounting Officer.

The Company anticipates continuing to explore the expansion of additional product lines with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions. A plan to move the Company into other potentially profitable businesses in environmentally friendly segments and to enhance the performance of the current product mix is currently being pursued.

The Company continues to seek to list its stock for trading on the OTC Bulletin Board, which may give the Company a better ability to attract investors.  The Company intends to raise capital to provide working capital and to expand its present business segment.  Also, the Company has outstanding warrants and stock options that, if converted, will provide cash flow for working capital.

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

Reclassifications

Certain balances as of March 31, 2006, have been reclassified in the accompanying financial statements to conform to the current year presentation.

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

Accounts and Royalties Receivable

The Company follows the allowance method of recognizing uncollectible accounts and royalties receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible receivables. The Company does not have a formal policy to charge interest on late payments of receivable amounts.

Concentration of Credit Risk

The Company sells its products and extends credit to various customers based upon their financial condition. Exposure to losses on accounts receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for potential losses when required.

During the current and prior fiscal year, one customer accounted for 67% and 81% and two customers accounted for 99% and 92% of the Company Soltron® revenues, respectively. The customers referred to are major distributors of Soltron® product or private label product.

Inventory

Inventory at March 31, 2007 and 2006, consists of the Soltron® fuel additive concentrate, and is stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provision for damaged or obsolete inventory has been included in the accompanying financial statements.

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

Intangible Asset – Royalty Contract

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

The intangible asset is being amortized on a straight-line basis over the life of the agreement. On an ongoing basis, management will review the valuation and amortization of the contract, taking into consideration any events or circumstances which may have impairment on its fair value. At March 31, 2007, management determined that this intangible asset was impaired. (See NOTE 4)

Research and Development Costs

All research and development costs are expensed in the period incurred. Capital expenditures incurred for research and development activities are included in fixed assets. The Company had no research and development expense for the years ended March 31, 2007 and 2006.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At March 31, 2007, management determined that this intangible royalty contrct was impaired and recorded $111,000 to impairment expense. (See NOTE 4)
.

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

Scientific research and development investment tax credits are recorded on a project by project basis in the period when the Company has determined the related research and development expenditures qualify for the tax incentives. The Company had no such expenditures for the years ended March 31, 2007 and 2006.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders’ equity.  The Company had no components of comprehensive income (loss) during the year ended March 31, 2007 and had a component for the year ended March 31, 2006.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their U.S. dollar equivalents using foreign exchange rates which prevail at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses resulting from foreign currency transactions are included in results of operations.

Basic Loss per Common Share

Basic loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. As of March 31, 2007 and 2006, diluted net loss per common share is not included, as the effect of including these shares is anti-dilutive.

At March 31, 2007, stock options representing 1,000,000 common shares were outstanding with an exercise price of $0.15.

Stock-Based Compensation

Prior to April 1, 2006, Company elected to follow Accounting Principles Board Opinion No.  25, Accounting for Stock Issued to Employees (“APB 25”) and the related interpretations in accounting for its employee stock options.  Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting For Stock-Based Compensation - Transition & Disclosure.”

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS No. 123R”), which is a revision to SFAS No. 123 and supersedes APB No. 25 and SFAS No.148.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

SFAS No. 123R applies to all awards granted after the required amended effective date and to awards modified, repurchased, or cancelled after that date.  As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply to SFAS No. 123R using a modified version of prospective application.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.  For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.  The Company adopted SFAS No. 123R effective April 1, 2006, and will begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements.  The Company had no stock-based compensation for the periods presented.

Transactions in equity instruments with non-employees for goods and services are accounted for by the fair value method. There are no differences between net loss and los  per share as reported and as if the provisions of SFAS 148 were applied for the years ended.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services Received for use in Future Research and Development Activities (“EITF Issue 07-3”).  The consensus in EITF Issue 07-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2007. The Company has had no transactions in this area and future adoption of EITF Issue 07-3 should have no effect on our results of operations, cash flows or financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2007:

Furniture and Fixtures	$3,181
Computer and Office Equipment	22,350
25,531
Less: Accumulated Depreciation	(25,531)
$--

Depreciation expense charged to operations for the years ended March 31, 2007 and 2006, was $-0- and $1,230, respectively.

NOTE 4 - INTANGIBLE ROYALTY AGREEMENT

In accordance with SFAS No. 144, the Company was required to assess the recoverability of the Intangible Royalty Agreement relating to the disposal of Virtual Technologies. In performing this assessment, the primary factor considered by Management is the fact that no royalties under this royalty agreement have been collected since its inception. As such, management determined that this royalty agreement was impaired and reduced the value to zero at March 31, 2007, due to the uncertainty of collecting the royalty payments.

Amortization expense charged to operations for the years ended March 31, 2007 and 2006 was $6,000 and $3,000, respectively.

NOTE 5 - COMMITMENTS

Operating Leases

The Company currently has no minimum future rental payments for non-cancelable operating leases.
Lease expense charged to operations for the years ended March 31, 2007 and 2006, was $5,643 and $11,024, respectively.

Other Commitments

On January 15, 2005, the Board of Directors by unanimous consent, approved Employment Agreements with Mr. Robert D. Kohn and Mr. Dale S. Shepherd for a period of twelve (12) months at an annual salary of $100,000 and $75,000, respectively, expense reimbursement and a grant of stock options representing two (2) percent of the issued and outstanding stock of the Company to each party. The Employment Agreements were not to be effective until the audit and related filing of the Company’s Annual Report on Form10-KSB for the year ended March 31, 2005, were completed and filed with the Securities and Exchange Commission. Mr. Kohn and Mr. Shepherd were to be retained as consultants on an as needed basis until these requirements were met. The requirements were not met and the Employment Agreements never became effective and were terminated.

Beginning in April 2005, Mr. Kohn became Interim CEO for the Company, and continued to develop the Company’s current business environment and develop a business plan to move the Company into potential other profitable business segments and enhance the performance of the current product mix. In October 2005, Mr. Kohn became the full time CEO for the Company and occupied this position until his resignation effective May 1, 2006.

NOTE 6 - INCOME TAXES

Deferred income taxes are determined using the asset and liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2007 and 2006, deferred tax assets on United States reported losses consist of the following:

	2007	2006

Net operating loss carry-forwards	$5,073,000	$4,909,000
Less: valuation allowance	(5,073,000)	(4,909,000)

	$-	$-

At March 31, 2007 and 2006, the Company had United States federal net operating loss carry-forwards in the approximate amounts of $14,049,000 and $13,812,000 respectively, available to offset future taxable income expiring through 2027 and 2026, respectively. A federal tax rate of 34% was utilized to calculate the deferred tax assets. At March 31, 2007 and 2006, the Company had Arizona state net operating loss carry-forwards in the approximate amount of $6,504,000 and $4,630,000 respectively, available to offset future taxable income expiring through 2011 and 2010, respectively. A state tax rate of 6.9% was utilized to calculate the deferred tax assets

In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that the inability to utilize net operating loss carry-forwards to offset future taxable income within the carry-forward periods is more likely than not. Accordingly, a 100% valuation allowance has been recorded against the net deferred tax assets.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Purchase of Soltron® Worldwide Rights

On February 20, 2003, the Company acquired the worldwide rights to the product Soltron® under the terms of the Acquisition Agreement, by the issuance of 9,000,000 restricted shares of its common stock to Dominion Capital Pty Ltd. This acquisition delivered the exclusive worldwide sales, distribution, marketing and manufacturing rights for the enzyme technologies for the product, Soltron®, a fuel-enhancing product.  The costs associated with these marketing rights were written off as of March 31, 2004 due to a determination that the value of these assets was impaired.

NOTE 8 – STOCKHOLDERS’ (DEFICIT)

Stock Issued for Services and Debt

On February 23, 2007, the Company issued 1,100,000 restricted common shares at $0.05 for the settlement of an accounts payable debt aggregating $55,000.

Common Stock Sold

On July 29, 2005, the Company issued 750,000 of restricted common shares for the exercise of stock warrants with an exercise price of $0.20 per share, for total cash proceeds aggregating $150,000.

On October 2, 2005, the Company issued 500,000 shares of restricted common stock at $0.05 per share for  aggregate of cash proceeds of $25,000, pursuant to the sale of common stock in a private placement.

On January 18, 2007, the Company issued 600,000 shares of restricted common stock at $0.05 per share for aggregate of cash proceeds of $30,000, pursuant to the sale of common stock in a private placement.

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

A summary of stock warrants activity is as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at March 31, 2005	1,567,500	$0.20
Exercised	(750,000)	$0.20
Expired	(817,500)	$0.20
Outstanding at March 31, 2006	--	-

Granted	--	-
Expired	--	-
Outstanding at March 31, 2007	--	-

Stock Options

On June 1, 2004, the Company issued a call options to five individuals for the option to purchase 1,000,000 shares of restricted common stock at $0.15 per share.  The options expire on May 31, 2007.

On January 15, 2005, the Board of Directors by unanimous consent, approved Employment Agreements with Mr. Robert D. Kohn and Mr. Dale S. Shepherd for a period of twelve (12) months. The Agreements grant of stock options representing two (2) percent of the issued and outstanding stock of the Company to each party. The Employment Agreements were not to be effective until the audit and related filing of the Company’s Annual Report on Form10-KSB for the year ended March 31, 2005, are completed and filed with the Securities and Exchange Commission. Mr. Kohn and Mr. Shepherd were retained as consultants on an as needed basis until these requirements are met. Upon becoming employees under the Agreement terms, the options will be granted. The two referred to parties remained as outside consultants and the Employment Agreements never became effective.

Incentive Stock Option Plan

The Company has adopted the 1997 Solpower Corporation Stock Option and Incentive Plan (the “Plan”). Pursuant to the Plan, options to purchase shares of the Company’s common stock may be granted to employees and directors. The Plan provides that the option price shall not be less than the fair market value of the shares on the date of grant, and that the options expire up to ten years after grant. Options generally vest ratably over 3 to 5 year periods. At March 31, 2007, there were 5,000,000 shares reserved for options to be granted under the Plan.

On April 1, 2000, the Company entered into an employment agreement with Mr. James Hirst. The agreement provides for cancellation of all previously issued options and the issuance of 500,000 options at an exercise price of $1.00 per share, which expired unvested on April 7, 2006.

On September 5, 2001, the Company granted options to purchase an aggregate of 350,000 shares of the Company’s common stock to five employees. The options may be exercised in whole or in part at any time after the vesting requirements are achieved. These options vest based on minimum market price and reported gross revenue level. On April 26, 2002, 250,000 of these options were canceled as the employees related to these options left the employ of the Company. The remaining 100,000 options expired on September 5, 2004 unexercised.

A summary of the option activity is as follows:

		Weighted
	Number of Options	Average Exercise Price
Outstanding at March 31, 2005	1,500,000	$1.88

Granted	--	-
Forfeited	(500,000)	$(1.00)
Outstanding at March 31, 2006	1,000,000	$0.15

Granted	--	-
Forfeited	--	-
Outstanding at March 31, 2007	1,000,000	$0.15

Additional information about outstanding options to purchase the Company’s common stock as of March 31, 2007, is as follows:

Options Outstanding			Options Exercisable
		Weighted Average		Weighted
Exercise		Remaining		Average
Price Per	Number	Contractual	Number	Exercise
Share	of Shares	Life (In Years)	Exercisable	Price
$0.15	1,000,000.2		1,000,000	$0.15

Stock options issued to employees with an exercise price not less than the fair market value of the Company’s common stock on the date of grant result in no compensation expense charged to operations. If the exercise price of employee stock options is under the market price of the underlying stock on the date of grant, compensation expense is recorded for the price differential times the quantity of options granted. No options were granted to employees for the year ended March 31, 2007.

NOTE 9 - CONCENTRATIONS

Major suppliers for the Company include the Japanese company that produces the Soltron® enzyme concentrate. Supply of the Soltron® concentrate could be interrupted due to work stoppages, strikes, and governmental or international regulations. The solvent used as the suspension agent for Soltron®, is currently supplied by a major North American chemical company. If a supply interruption should occur, other readily available solvents can be substituted. The specially designed, single measure bottles for retail sales of Soltron® are currently supplied by a major North American manufacturer. All other materials for production of Soltron® are available from a variety of local providers.

NOTE 10 – SUBSEQUENT EVENTS

On June 8, 2007, the Board of Directors of  Solpower Corporation appointed Mr. Gary Raymond Stewart to the Board of Directors.

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

On November 30, 2005, Solpower Corporation engaged the firm of Meyler & Company, LLC to serve as its independent registered public accountants for the fiscal year ending March 31, 2006. During the two fiscal years ended March 31, 2005 and 2004, and through November 30, 2005, the Company has not consulted with Meyler & Company, LLC regarding either:

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

Evaluation of Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting.  The Company’s internal control system over financial reporting is a process designed under the supervision of the Company’s chief executive officer and principal accounting officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions..

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended March 31, 2007, there had been no significant changes in our internal controls that could significantly affect those controls subsequent to the date of their last valuation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; AUDIT COMMITTEE FINANCIAL EXPERT; CODE OF ETHICS

(a)           Directors and Executive Officers

The directors and executive officers of Solpower, their ages and positions are as follows:

Name	Age	Positions Held(1)
Robert D. Kohn	59	President, CEO and Chief Accounting Officer
Fraser M. Moffat III	78	Director, Chairman
James H. Hirst	61	Director & Secretary

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

(b)             Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of their ownership thereof and changes in that ownership with the Securities and Exchange Commission (“SEC”).  Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely on a review of Forms 3, 4 and 5 and amendments thereto, furnished to the Company during the current fiscal year, the Company is not aware of any director, officer or beneficial owner of more than 10% of the Company’s common stock that, during the current fiscal year, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

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

ITEM 10.                                EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the fiscal years ended March 31, 2007, 2006 and 2005 for the Company’s sole executive officer in each of the last three fiscal years.  No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
James H. Hirst President & CEO	2007 2005	-- --	-- --	-- $30,000	-- --	-- --	-- --	$68,500 $72,000	$68,500 $102,000
Robert D. Kohn President & CEO	2006	--	--	--	--	--	--	$100,000	$100,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
James H . Hirst	200,000	--	--	$0.15	5/31/07	--	--	--	--

Employment Agreements

Mr. Hirst was an at-will employee during the years ended March 31, 2007, 2005 and 2004.

On January 15, 2005, the Board of Directors by unanimous consent, approved Employment Agreements with Mr. Robert D. Kohn and Mr. Dale S. Shepherd for a period of twelve (12) months at an annual salary of $100,000 and $75,000, respectively, expense reimbursement and a grant of stock options representing two (2) percent of the issued and outstanding stock of the Company to each party. The Employment Agreements were not to be effective until the audit and related filing of the Company’s Annual Report on Form10-KSB for the year ended March 31, 2005, were completed and filed with the Securities and Exchange Commission. Mr. Kohn and Mr. Shepherd were to be retained as consultants on an as needed basis until these requirements were met.  During the fiscal year ending March 31, 2006, Mr. Kohn was an at-will employee and remained as such until he resigned on May 1, 2006. Mr. Shepherd was not employed by the Company. The aforementioned Employment Agreements never became effective.

Director Compensation

All authorized out-of-pocket expenses incurred by our directors on behalf of Solpower are subject to reimbursement.  Mr. Moffat was granted 500,000 shares in September 2003 for past services.  These shares were valued at approximately $20,500 at the date of issuance.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Fraser Moffat	--	--	--	--	--	--	--

Stock Option Plan

In November 1997, the Board of Directors adopted a Stock Option and Incentive Plan (the “Plan”), which the shareholders approved on November 22, 1997. The purpose of the Plan is to provide a means to attract employees and service providers and to reward persons responsible for the successful administration and management of Solpower. Another purpose of the Plan is to provide such persons with additional incentive and reward opportunities designed to enhance profitable growth. So that the appropriate incentive can be provided, the Plan provides for granting options, incentive stock options, stock appreciation rights, restricted stock awards, performance shares and dividend equivalents, or any combination of the foregoing. In 1999, the Plan was amended by the Board of Directors to increase the number of shares that can be granted under the Plan to 2,500,000 shares of Solpower common stock. In 2000, the Plan was further amended by the board of Directors and approved by the shareholders to increase the number of shares that can be granted under the Plan to 5,000,000 shares of common stock. As of March 31, 2007, no options were outstanding under the Plan.

ITEM 11.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2007, the ownership of each person known by us to be the beneficial owner of five percent or more of our Common Stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class (1)
Fraser M. Moffat III (2) 18 Lake Avenue Montrose, Pennsylvania	535,826	0.76%
James H. Hirst 307 East 22nd Street San Pedro, CA 90731	3,905,600(2)	5.4%
Australian Native Estates Pty Ltd. (5) c/o 13 Malcolm Court Mt. Waverly, Victoria 3189 Australia	4,000,000(3)	5.5%
Marino Investment Services Ltd. c/o 13 Malcolm Court Mt. Waverly, Victoria 3189 Australia	4,143,600(3)	5.7%
Greg Stewart 307 East 22nd Street San Pedro, CA 90731	7,497,082(4)	10.4%
Peter Voss 39 De Havilland Road Mordialloc 3195 Victoria, Australia	16,346,335(5)	22.6%
All Directors and Officers as a Group (5 persons)	4,441,426	6.1%
________________________________
(1)	Based upon 72,259,727shares of common stock being issued and outstanding on March 31, 2007.
(2)	Includes 130,000 shares issuable under a deferred compensation arrangement and 775,500 shares held by Mr. Hirst’s wife in which Mr. Hirst disclaims all beneficial ownership.
(3)	Australian Native Estates Pty Ltd., and Marino Investment Services Ltd., are Australian corporations controlled by Peter Voss.
(4)	Mr. Stewart controls Purse Seine Soma, Inc., which holds 300,000 shares and Purse Seine, Inc., which holds 200,000 shares.
(5)
Mr. Voss controls Pastoral Heights Pty Ltd., which holds 3,000,000 shares; Dominion Capital Pty Ltd., which holds 70,000 share;, A1 Financial Planners Pty Ltd., which holds 666,666 share;, Intavest Pty Ltd., which holds 681,775 share;, Bio Engineering Pty Ltd., which holds 114,294 shares and Dominion Capital, Inc., which holds 370,000 shares. The total reflected includes 3,300,000 shares held by Mr. Voss’ wife and two adult children and in which Mr. Voss disclaims all beneficial interest.

ITEM 12.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 31, 2003, the Company acquired 100% of the outstanding stock of Virtual Technologies (Australia) Pty Ltd. The subsidiary was acquired by the issuance of 6,000,000 shares of restricted common stock by the Company. This entity is controlled by Mr. Peter Voss.

On February 20, 2003, the Company acquired the worldwide rights to the product Soltron® by the issuance of 9,000,000 restricted shares of its common stock to Dominion Capital Pty Ltd. This entity is controlled by Mr. Peter Voss.

On September 22, 2003, the Company issued 1,000,000 restricted shares of common stock to Matthew Cohen, the Company’s General Manager of Marketing and Technical Services, as compensation for services. The shares were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

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

ITEM 13.                       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1(1)	Articles of Merger, merging Virtual Technologies Inc., a Utah corporation, into Virtual Technologies Inc., a Nevada corporation, dated July 26, 1996.

2.2(1)	Plan of Merger of the Company, merging Virtual Technologies Inc., a Utah corporation into Virtual Technologies Inc., a Nevada corporation, dated July 19, 1996.

3.1(1)	Restated Articles of Incorporation of Solpower Corporation dated November 24, 1997.

3.2(1)	Amended and Restated Bylaws of Solpower Corporation dated November 24, 1997.

10.1(1)	Acquisition Agreement dated November 4, 1996 between Dominion Capital Pty Ltd. and Virtual Technologies, Inc. for the Distribution & Manufacturing Rights of Soltron Product.

10.2(1)	Acquisition Agreement amendment dated November 24, 1997 outlining clarifications and extensions of original Acquisition Agreement dated November 4, 1996.

10.3(1)	Addendum to Acquisition Agreement dated May 13, 1998.

10.4(1)	Acquisition Agreement dated June 17, 1998 between Dominion Capital Pty Ltd. and Solpower Corporation for the Distribution and Manufacturing Rights of SP34E Product.

10.12(1)	Solpower Corporation Stock Option and Incentive Plan dated November 22, 1997.

10.16(1)	Client Services Agreement between Solpower Corporation and Dominion Capital Securities, Inc. dated July 1, 1998.

10.17(2)	Addendum to June 17, 1998 Acquisition Agreement effective January 1, 1999.

10.29(3)	Amendment to Lease between Arizona Industrial Capital, LP and Solpower Corporation dated December 15, 2000.

10.30(4)	Agreement between Virtual Technologies (Australia) Pty Ltd. and A-Gas (Australia) Pty Ltd., dated August 20, 2002, relating to the Australia and New Zealand production and distribution of SP34E™.

10.31(4)
Acquisition Agreement between Virtual Technologies (Australia) Pty Ltd. and Dominion Capital Pty Ltd., effective January 31, 2003, relating to the worldwide rights to SP34E™ and other related refrigerant gases.

10.32(4)	Acquisition Agreement between Solpower Corporation and Dominion Capital Pty Ltd., dated February 20, 2003, relating to the acquisition of worldwide rights to Soltron®.

10.33(5)	Agreement between Solpower Corporation and Les Woodridge, dated September 30, 2005, relating to the sale of Virtual Technologies Pty Ltd.

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Solpower’s Form 10-SB as filed on August 21, 1998.
(2) Incorporated by reference from Solpower’s Form 10-KSB as filed on September 24, 1999.
(3) Incorporated by reference from Solpower’s Form 10-QSB as filed on February 20, 2001.
(4) Incorporated by reference from Solpower’s Form 10-KSB as filed on May 26, 2005.
(5) Incorporated by reference from Solpower’s Form 10-KSB as filed on June 4, 2007.

(b)           Reports on Form 8-K

None.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed and accrued by Meyler & Company for the fiscal years ended March 31, 2007:

	Year Ended March 31,
	2007	2006
Audit Fees (1)	$22,000	$39,000
Audit-Related Fees (2)	18,000	52,683
Tax Fees	-	-
Total	$40,000	$91,683

(1)Fees for audit services billed or accrued in fiscal years 2007 and 2006 consisted of audit of Solpower  Corporation’s annual financial statements.

(2)  Fees for review services for quarterly security filings billed or accrued for fiscal year 2007, 2006.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLPOWER CORPORATION

Dated: September 25, 2007	By:	/s/ James H. Hirst
James H. Hirst
Chief Executive Officer, President

BOARD OF DIRECTORS

Dated: September 25, 2007	By:	/s/ Fraser M Moffat III
Fraser M. Moffat III
Chairman

Company Name

Dated: September 25, 2007	By:	/s/ James H. Hirst
James H. Hirst
Director