Form 10QSB
period 2007-06-30
SOLPOWER CORP
filed 2007-10-03
CIK 1068618

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

Form 10-QSB
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2007

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

 The number of shares outstanding of each of the issuer’s classes of common equity was 72,259,727 shares of common stock, par value $0.01, as of September 20, 2007.

Transitional Small Business Disclosure Format (check one):

Yes	No X

Solpower Corporation
Index to Form 10-QSB Filing
For the Quarter Ended June 30, 2007

 Part I
 Financial Information

Item 1.            Financial Statements

SOLPOWER CORPORATION
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$406
Accounts receivable	30,000
Prepaid expenses	5,902
Inventory	22,010
Total Current Assets	58,318

TOTAL ASSETS	$58,318

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Customer advances	$284,879
Accounts payable - trade	189,568
- related parties	198,801
Accrued expenses	152,225
Total Current Liabilities	825,473

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.001 par value - 5,000,000 shares
authorized; issued and outstanding, none	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 72,259,727 shares issued and outstanding	722,597
Additional paid in capital	12,523,625
Accumulated (deficit)	(14,013,377)
Total Stockholder's (Deficit)	(767,155)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$58,318

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006

NET REVENUES	$135,222	$162,597

COST OF REVENUES	51,973	74,979

GROSS PROFIT	83,249	87,618

OPERATING EXPENSES:
Administration compensation and consulting	18,000	16,100
Accounting and legal	28,201	16,071
Sales and marketing	28,588	24,869
Other general and administrative	12,811	22,202
	87,600	79,242

PROFIT (LOSS) FROM OPERATIONS	(4,351)	8,376

OTHER INCOME (EXPENSE):
Exchange rate differential	-	395
Royalty income	-	2,555
Interest expense	(129)	(359)
	(129)	2,591

PROFIT (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,480)	10,967

PROVISION FOR INCOME TAXES	-	-

NET PROFIT (LOSS)	$(4,480)	$10,967

Basic and Diluted Profit (Loss) Per Common Share
Continuing operations	$-	$-

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	72,259,727	70,559,727

The accompanying notes are an integral part of these financial statements.

 SOLPOWER CORPORATION
 STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(4,480)	$10,967

Adjustments to reconcile net earnings (loss) to
net cash provide by operating activities:
Depreciation and amortization	-	1,500
Net change in current assets and liabilities:
Accounts receivable	(30,000)	29,999
Royalties receivable	-	(2,949)
Prepaid expense	5,901	6,035
Inventory	30,264	32,465
Deposits	-	350
Accounts payable - trade	8,243	7,698
- related parties	(10,162)	(865)
Accrued expenses	15,972	17,483
Net Cash Provided by Operating Activities	15,738	102,683

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(587)
Net customer advances	(35,223)	(100,211)
Net cash (Used in) Financing Activities	(35,223)	(100,798)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,485)	1,885

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,891	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$406	$1,885

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION

Notes to the Unaudited Financial Statements

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

Nature of Operations

The principal business purpose of the Company is the sales and distribution of Soltron®, a fuel-enhancing product. The Company has the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, Soltron®, a fuel enhancing product.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Solpower Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report for the fiscal year ended March 31, 2007, on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10−KSB have been omitted.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of June 30, 2007, the Company has a deficiency in working capital of $(767,155), accumulated (deficit) of $(14,013,377) and a net (loss) for the three months ended June 30, 2007, of $(4,480). In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income and its components, which include, among other items, unrealized gains or losses from marketable securities and foreign currency translation adjustments that previously were only reported as a component of stockholders’ equity.  The Company had no components of comprehensive (loss) during the periods presented.

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

NOTE 5 - INTANGIBLE ROYALTY AGREEMENT

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

Amortization expense charged to operations for the three months ended June 30, 2007 and 2006 was $- 0 - and $1,500, respectively.

NOTE 6 - STOCKHOLDER’S (DEFICIT)

Warrants

At June 30, 2007, the Company had no outstanding warrants.

Options

At June 30, 2007, the Company had no outstanding options. During the three months ended in June 30, 2007, options to purchase 1,000,000 shares of restricted stock at $0.15 expired.

NOTE 7 – CHANGE IN MANAGEMENT

On May 1, 2006, the Board of Directors of the Company accepted the resignation of Mr. Robert Kohn and appointed Mr. James Hirst as President, Chief Executive and Principal Accounting Officer.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS FORM 10-QSB MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS.  FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS.  WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, “PLAN”, “PREDICT” OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT INTEND TO UNDERTAKE TO UPDATE THE INFORMATION IN THIS FORM 10-QSB IF ANY FORWARD-LOOKING STATEMENT LATER TURNS OUT TO BE INACCURATE. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION PRESENTED IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2007.

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have historically experienced significant losses and negative cash flows from operations. For the three-month period ended June 30, 2007, we had net (loss) of $(4,480). Operations have resulted in a deficiency in working capital of $(767,155), and an accumulated (deficit) of $(14,013,377) as of June 30, 2007.

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

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2007, we did not engage in any off balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Note 2, “Significant Accounting Policies” in the Notes to the Financial Statements in our Annual Form 10-KSB at March 31, 2007, describes our significant accounting policies which are reviewed by management on a regular basis.

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

Operating Results for the Three Months Ended June 30, 2007 and 2006

Revenues - Revenues for the three months ended June 30, 2007, were $135,222 as compared to $162,597 for the comparable three months ended June 30, 2006. The decrease in revenues of $27,375 was attributable to decrease bulk Soltron® sales mainly to a major distributor aggregating $57,375, offset by an increase in bulk enzyme sales of $30,000. Sales to our major Soltron® distributor do not recur on a consistent quarterly basis, and have decreased due to slower commercial sales in California and overseas markets.

Gross Profit - Gross profit increased from 53.9% for the three months ended June 30, 2006, to 61.6% for the three months ended June 30, 2007. The increase in gross profit margin of 7.7% resulted primarily from higher margins on sales of bulk enzyme product as compared to sales of bulk Soltron® product. Our sales mix in the current year period are comprised of enzyme product of 44.4% and  Soltron® product of 55.6%, as compared to the prior year period sales mix of enzyme product of 18.5% and  Soltron® products of 81.5%. The change in sales mix and reduced total revenue resulted in a decrease in gross profit of $4,369 for the current three month period ended June 30, 2007, to $83,249 as compared to the prior year period gross profit of $87,618.

Operating Expenses - Operating expenses for the three months ended June 30, 2007, were $87,600 as compared to $79,242 for the comparable period ended June 30, 2006, which constitutes an increase of $8,358. The increase is primarily comprised of increases in accounting and legal fees incurred in getting our SEC reporting current of $12,130 and sales and marketing of $3,719. These increases were offset by decreased other general and administrative aggregating $9,391 and was mainly comprised of decreased insurance expense of $3,999 and decreased office expenses of $3,822.

Net (Loss) Profit - The Company’s net (loss) for the three months ended June 30, 2007, was $(4,480) as compared to net profit of $10,967 for the comparable period ending June 30, 2006. The decrease in net profit for the current period is mainly attributable to increased operating expenses and decreased gross profit as detailed above.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron® product sales, together with licensing fees from Virtual Technologies Pty Ltd.  Because of discussions with distributors we anticipate increased sales of the Soltron® during our fiscal year 2008, mainly in the area of sales Soltron® concentrate for private labeling.

During our fiscal years ended March 31, 2007 and 2006, and continuing into fiscal year 2008, the Company has been in the middle stages as a development company seeking to find the complementary mix of products and projects for future development, marketing and distribution. The Company continues to explore the total distribution and marketing for its products through established distributors, both wholesale and retail. The Company anticipates that this methodology will continue to enable it to cut costs, increase the revenue stream and increase profits over the long range. Although gross profits may decrease initially with certain revenues going to the benefit of the distributors, we believe that the Company’s revenues, profits and cash flow will increase in the long term as a result of this methodology as more distributors penetrate and sell through to the end users of these products. Distribution of the enzyme technology utilizing a private labeling arrangement has proven effective by increasing revenue in that sector, gross profit and eliminating distribution costs in our prior fiscal year.

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

Liquidity and Capital Reserves

            Product sales provided sufficient working capital to fund our operations during the three months ended June 30, 2007. Our operating activities provided $15,738 of cash during the period. We utilized such excess liquidity to decrease customer advances by $35,223. During the comparative period for the previous year, we provided $102,683 from operations, which was offset by decreasing customer advances by $100,211.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended June 30, 2007, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings

None.

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

        None.

Item 4.Submission of Matters to a Vote of Security Holders

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

SOLPOWER CORPORATION

Date: October 3, 2007	By:	/s/ James H. Hirst
James H. Hirst
Chief Executive Officer, President, Director
and Principal Accounting Officer