Form 10QSB
period 2007-09-30
SOLPOWER CORP
filed 2007-11-14
CIK 1068618

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

Form 10-QSB
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	No	X

The number of shares outstanding of each of the issuer’s classes of common equity was 72,259,727 shares of common stock, par value $0.01, as of November 12, 2007.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

Solpower Corporation
Index to Form 10-QSB Filing
For the Quarter Ended September 30, 2007

Part I
Financial Information

Item 1.   Financial Statements

SOLPOWER CORPORATION
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$473
Prepaid expenses	19,903
Inventory	22,010
Total Current Assets	42,386

TOTAL ASSETS	$42,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Customer advances	$342,015
Accounts payable - trade	214,711
- related parties	197,223
Accrued expenses	154,281
Total Current Liabilities	908,230

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.001 par value - 5,000,000 shares
authorized; issued and outstanding, none	-
Common stock, $.001 par value - 100,000,000 shares
authorized; 72,259,727 shares issued and outstanding	722,597
Additional paid in capital	12,523,625
Accumulated (deficit)	(14,112,066)
Total Stockholder's (Deficit)	(865,844)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$42,386

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006

NET REVENUES	$-	$92,995	$135,222	$255,592

COST OF REVENUES	135	41,529	52,109	116,508

GROSS PROFIT (LOSS)	(135)	51,466	83,113	139,084

OPERATING EXPENSES:
Administration compensation and consulting	18,000	18,000	36,000	34,100
Accounting and legal	27,675	28,949	55,876	45,020
Sales and marketing	26,876	33,996	55,464	58,866
Other general and administrative	25,668	19,347	38,478	41,547
	98,219	100,292	185,818	179,533

(LOSS) FROM OPERATIONS	(98,354)	(48,826)	(102,705)	(40,449)

OTHER INCOME (EXPENSE):
Exchange rate differential	-	38	-	433
Royalty income	-	2,456	-	5,010
Interest expense	(335)	(143)	(464)	(502)
	(335)	2,351	(464)	4,941

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(98,689)	(46,475)	(103,169)	(35,508)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(98,689)	$(46,475)	$(103,169)	$(35,508)

Basic and Diluted Profit (Loss) Per Common Share	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	72,259,727	70,559,727	72,259,727	70,559,727

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(103,169)	$(35,508)

Adjustments to reconcile net (loss) to
net cash (used in) provided by operating activities:
Depreciation and amortization	-	3,000
Net change in current assets and liabilities:
Accounts receivable	-	27,004
Royalties receivable	-	(5,443)
Prepaid expense	(8,100)	(11,546)
Inventory	30,264	70,983
Deposits	-	350
Accounts payable - trade	33,386	(16,590)
- related parties	(11,740)	(15,515)
Accrued expenses	18,028	45,976
Net Cash (Used in) Provided by Operating Activities	(41,331)	62,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(587)
Net customer advances	21,913	(28,739)
Net Cash Provided by (Used in) Financing Activities	21,913	(29,326)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,418)	33,385

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,891	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$473	$33,385

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

NOTE 3 - GOING CONCERN

    The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of September 30, 2007, the Company has a deficiency in working capital of $(865,844), an accumulated (deficit) of $(14,112,066) and a net (loss) for the six months ended September 30, 2007, of $(103,169). In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Amortization expense charged to operations for the six months ended September 30, 2007 and 2006 was $- 0 - and $3,000, respectively.

NOTE6 - STOCKHOLDER’S (DEFICIT)

Warrants

At September 30, 2007, the Company had no outstanding warrants.

Options

At September 30, 2007, the Company had no outstanding options. During the six months ended September 30, 2007, options to purchase 1,000,000 shares of restricted common stock at $0.15 expired.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have historically experienced significant losses and negative cash flows from operations. For the six-month period ended September 30, 2007, we had net (loss) of $(103,169). Operations have resulted in a deficiency in working capital of $(865,844), and an accumulated (deficit) of $(14,112,066) as of September 30, 2007.

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

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2007, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

Operating Results for the Three Months Ended September 30, 2007 and 2006

Revenues
           Revenues for the three months ended September 30, 2007, were $-0- as compared to $92,995 for the comparable three months ended September 30, 2006. The decrease in revenues of $92,995 was mainly attributable to decreased bulk Soltron® enzyme sales to a major distributor for private labeling aggregating $90,000.  Sales to our major distributors do not recur on a consistent quarterly basis, and have decreased due to slower commercial sales in California and overseas markets.

Gross Profit
No gross profit was generated for the current three months ended September 30, 2007. For the three months ended September 30, 2006, gross profit aggregated 55.4% and amounted to $51,466.

Operating Expenses
Operating expenses for the three months ended September 30, 2007, were $98,219 as compared to $100,292 for the comparable period ended September 30, 2006, which constitutes a decrease of $2,073. The decrease is primarily comprised of decreases in accounting and legal fees incurred in getting our SEC reporting current of $1,274 and sales and marketing of $7,120. These decreases were offset by increased other general and administrative aggregating $6,321, which was mainly comprised of increased rent expense of $13,000.

Net (Loss)
The Company’s net (loss) for the three months ended September 30, 2007, was $(98,689) as compared to net loss of $(46,475) for the comparable period ending September 30, 2006. The increase in net (loss) for the current period is attributable to the Company generating no revenues and gross profit during this period as detailed above.

Operating Results for the Nine Months Ended September 30, 2007 and 2006

Revenues
           Revenues for the nine months ended September 30, 2007, were $135,222 as compared to $255,592 for the comparable nine months ended September 30, 2006. The decrease in revenues of $120,370 was mainly attributable to decreased bulk Soltron® enzyme sales to a major distributor for private labeling aggregating $60,000 and decreased sales to our major Soltron® distributor aggregating $57,375. Sales to our major distributors do not recur on a consistent quarterly basis, and have decreased due to slower commercial sales in California and overseas markets.

Gross Profit
Gross profit for the current nine months ended September 30, 2007 was $83,113, or 61.5%, as compared to the nine months ended September 30, 2006, of $139,084, or 54.4%. Total gross profit generated for the nine months ended September 30, 2007, decreased $55,971 from the prior year comparable period and was mainly due to no revenues generated in the quarter ended September 30, 2007. The increase in gross profit margin of 7.1% resulted primarily from higher margins on sales of bulk enzyme product as compared to sales of bulk Soltron® product. Our sales mix in the current year period are comprised of enzyme product of 44.4% and  Soltron® product of 55.6%, as compared to the prior year period sales mix of enzyme product of 47% and  Soltron® products of 53%.

Operating Expenses
Operating expenses for the nine months ended September 30, 2007, were $185,818 as compared to $179,535 for the comparable period ended September 30, 2006, which constitutes an increase of $6,285. The increase is primarily comprised of increases in accounting and legal fees incurred in getting our SEC reporting current of $10,856 and general and administrative aggregating $3,069. These increases were offset by decreased sales and marketing costs aggregating $3,402.

Net (Loss)
The Company’s net (loss) for the nine months ended September 30, 2007, was $(103,169) as compared to net loss of $(35,508) for the comparable period ending September 30, 2006. The increase in net (loss) for the current period of $(67,661) is  attributable to the Company generating no revenues and gross profit during the three month period ending September 30, 2007, as described above.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on the current trend of increasing Soltron® product sales. Because of discussions with distributors we anticipate increased sales of the Soltron® during the second half our fiscal year 2008, mainly in the area of sales Soltron® concentrate for private labeling.

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

We continue to progress getting our financial reporting current in order that we may have our securities quoted on the OTC Bulletin Board, which may provide a better ability to attract investors.  We have completed our Securities Act filings to facilitate this process and are in process of applying for listing on the OTC Bulletin Board. We intend to pursue raising capital to provide working capital to enhance our present operations and pursue the other segments of our business plan to add financial viability to our future operations.

Liquidity and Capital Reserves

            Product sales did not provide sufficient working capital to fund our operations during the six months ended September 30, 2007. Our operating activities used $(41,331) of cash during the period. During this period, we received increased customer advances of $21,913 to help cover this utilization. During the comparative period for the previous year, we provided $62,711 from operating activities, which was offset by decreasing customer advances by $28,739.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended September 30, 2007, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings

None

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

Date: November 13, 2007	SOLPOWER CORPORATION By: /s/ James H. Hirst
James H. Hirst Chief Executive Officer, President, Director
and Principal Accounting Officer