Form 10QSB
period 2007-02-13
SOLPOWER CORP
filed 2008-02-14
CIK 1068618

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________

Form 10-QSB
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Yes No X

The number of shares outstanding of each of the issuer’s classes of common equity was 9,126,094 shares of common stock, par value $0.001, as of February 11, 2008.

Transitional Small Business Disclosure Format (check one):

Yes No X

Solpower Corporation
Index to Form 10-QSB Filing
For the Quarter Ended December 31, 2007

Part I
Financial Information

Item 1.   Financial Statements

SOLPOWER CORPORATION
 BALANCE SHEET
December 31, 2007
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35,763
Prepaid expenses	14,887
Total Current Assets	50,650

TOTAL ASSETS	$50,650

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Customer advances	$379,502
Accounts payable - trade	196,341
- related parties	121,693
Accrued expenses	148,688
Total Current Liabilities	846,224

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $0.001 par value - 5,000,000 shares
authorized; issued and outstanding, none	-
Common stock, $.001 par value - 10,000,000 shares
authorized; 9,126,094 shares issued and outstanding	9,126
Additional paid in capital	13,482,096
Deferred stock compensation	(66,666)
Accumulated (deficit)	(14,220,130)
Total Stockholder's (Deficit)	(795,574)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$50,650

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Month Ended
	December 31,		December 31,
	2007	2006	2007	2006

NET REVENUES	$92,995	$65,000	$228,217	$320,592

COST OF REVENUES	43,157	22,255	95,266	138,764

GROSS PROFIT	49,838	42,745	132,951	181,828

OPERATING EXPENSES:
Administration compensation and consulting	18,000	18,000	54,000	52,100
Accounting and legal	28,708	28,469	84,584	74,152
Sales and marketing	28,108	32,110	84,661	90,740
Other general and administrative	27,923	23,876	65,312	64,996
	102,739	102,455	288,557	281,988

(LOSS) FROM OPERATIONS	(52,901)	(59,710)	(155,606)	(100,160)

OTHER INCOME (EXPENSE):
Cost associated debt conversion	(55,000)	-	(55,000)	-
Exchange rate differential	-	1,055	-	1,488
Royalty income	-	4,389	-	9,399
Interest expense	(163)	(194)	(627)	(695)
	(55,163)	5,250	(55,627)	10,192

(LOSS) BEFORE PROVISION FOR	(108,064)	(54,460)	(211,233)	(89,968)
INCOME TAXES

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS)	$(108,064)	$(54,460)	$(211,233)	$(89,968)

Basic and Diluted (Loss) Per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	7,807,616	7,055,973	7,420,639	7,055,973

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(211,233)	$(89,968)

Adjustments to reconcile net (loss) to
net cash (used in) provided by operating activities:
Depreciation and amortization	-	4,500
Cost associated with debt conversion	55,000	-
Stock compensation	13,334	-
Net change in current assets and liabilities:
Accounts receivable	-	32,994
Royalties receivable	-	(10,887)
Prepaid expense	(3,084)	(5,645)
Inventory	52,274	92,993
Deposits	-	350
Accounts payable - trade	45,016	(23,020)
- related parties	(7,270)	(34,458)
Accrued expenses	12,435	76,021
Net Cash (Used in) Provided by Operating Activities	(43,528)	42,880

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(587)
Net customer advances	59,400	(28,371)
Net Cash Provided by (Used in) Financing Activities	59,400	(28,958)

INCREASE IN CASH AND CASH EQUIVALENTS	15,872	13,922

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	19,891	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,763	$13,922

The accompanying notes are an integral part of these financial statements.

SOLPOWER CORPORATION

Notes to the Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Organization

Solpower Corporation (the “Company”), formerly known as Virtual Technologies, Inc. and Dynafuel Corporation, was incorporated under the laws of the State of Utah on June 7, 1982.

The Company was originally incorporated with an authorized capital of 30,000,000 shares of common stock with a par value of one cent ($0.01) per share. On December 12, 1995, the Company amended its articles of incorporation, changing its name to Virtual Technologies, Inc. and authorizing preferred stock of 5,000,000 shares at $0.25 par value. On July 22, 1996, the Company changed its legal domicile to the State of Nevada. On November 22, 1997, the Company restated the articles of incorporation, changing its name to Solpower Corporation and changing its preferred stock par value to one-tenth of one cent ($.001) per share. On December 11, 2000, at the Annual Shareholders’ Meeting, shareholders approved an amendment to the Company’s articles of incorporation to increase the authorized shares of common stock to 100,000,000. On December 22, 2007, by unanimous written action of the Board of Directors, the Company authorized a one for ten reverse split of the Company’s common stock.  The reverse split was affected on January 14, 2008.  All references in the financial statements and notes to the financial statements, the number of shares, change in par value to $0.001 and share amounts have been retroactively restated to reflect the reverse split.

Nature of Operations

The current principal business purpose of the Company is the sales and distribution of Soltron®, a fuel-enhancing product. The Company has the exclusive worldwide sales, distribution, marketing and manufacturing rights to the product, Soltron®, a fuel enhancing product.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company historically has experienced significant losses and negative cash flows from operations. As of December 31, 2007, the Company has a deficiency in working capital of $(795,574), an accumulated (deficit) of $(14,220,130) and a net (loss) for the nine months ended December 31, 2007, of $(211,233). In addition, the Company does not have a revolving credit facility with any financial institution. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital, negotiating adequate financing arrangements and on achieving sufficiently profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Amortization expense charged to operations for the nine months ended December 31, 2007 and 2006, was $- 0 - and $4,500, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On November 2, 2007, the Company signed a two year Consulting Agreement with a company to provide strategic consulting services to the Company in the areas of local and international markets of our technologies, seeking strategic partners and investors and assisting in expanding our business core base. Pursuant to the Consulting Agreement, the consultant is to be paid an annual consulting fee of $80,000 per year, which the Company can pay in cash or shares of the Company’s common stock. The Company issued 800,000 shares of common stock on November 2, 2007, for the first year consulting fee.

NOTE 7 - STOCKHOLDER’S (DEFICIT)

Changes in Common Stock

On December 22, 2007, by unanimous written action of the Board of Directors, the Company authorized a one for ten reverse split of the Company’s common stock. The reverse split also reduced the authorized shares of common stock to ten million (10,000,000) and changed the par value to $0.001. The reverse split was affected on January 14, 2008. The reverse split has been retroactively stated in the financial statements for the periods presented. As a result rounding shares on the reverse split, an additional 121 shares were issued at the par value of $0.001 per share.

On November 2, 2007, pursuant to the terms of a Consulting Agreement, the Company issued 800,000 shares of restricted common stock for investor relations and strategic consulting service at a value of $80,000, based on the fair market value on the transaction date. This amount has been recorded as deferred stock compensation, of which $13,334 has been expensed as stock compensation expense as of December 31, 2007.

On December 19, 2007, the Company issued 1,100,000 shares of restricted common stock based on the fair market of $165,000 on the date of the transaction, to two individuals for the conversion of an accounts payable and accrued liability aggregating $110,000. The transaction resulted in a $55,000 charge to operations related to cost of debt conversion.

Warrants

At December 31, 2007, the Company had no outstanding warrants.

Options

At December 31, 2007, the Company had no outstanding options. During the nine months ended December 31, 2007, options to purchase 100,000 shares of restricted common stock at $1.50 expired.

NOTE 8 – CHANGE IN MANAGEMENT

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have historically experienced significant losses and negative cash flows from operations. For the nine-month period ended December 31, 2007, we had net (loss) of $(211,233). Operations have resulted in a deficiency in working capital of $(795,574), and an accumulated (deficit) of $(14,220,,130) as of December 31, 2007.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2007, we did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

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

Operating Results for the Three Months Ended December 31, 2007 and 2006

Revenues
 Revenues for the three months ended December 31, 2007, were $92,995 as compared to $65,000 for the comparable three months ended December 31, 2006. The increase in revenues of $27,995 was mainly attributable to increased bulk Soltron® sales to a major distributor for private labeling. Sales to our major distributors do not recur on a consistent quarterly basis, and have decreased due to slower commercial sales in California and overseas markets.

Gross Profit
Gross profit for the three months ended December 31, 2007 amounted to $49,838 or 53.6% as compared to gross profit of $42,745 or 65.8% for the three months ended December 31, 2006. The decrease of 12.2% in gross profit margin resulted from higher profit margins on the Soltron® enzyme concentrate sales which constituted all the sales in the prior reporting period and 63.3% in the current reporting period.

Operating Expenses
Operating expenses for the three months ended December 31, 2007, were $102,739 as compared to $102,455 for the comparable period ended December 31, 2006, which constitutes an increase of $284. The increase is primarily comprised of increases in rent expense of $3,000 and, investor relations of $13,334 in other general and administrative.   These increases were offset by decreases in sales and marketing aggregating $4,002, amortization of $1,500, insurance of $2,766, telephone of $1,402 and travel aggregating $6,172.

Net (Loss)
The Company’s net (loss) for the three months ended December 31, 2007, was $(108,064) as compared to net (loss) of $(54,460) for the comparable period ending December 31, 2006. The increase in net (loss) of $53,604for the current period is mainly attributable to the Company recognizing a $55,000 charge to operations for costs associated with debt conversion and offset bythe Company generating an increase in gross profit in the current reporting period as detailed above.

Operating Results for the Nine Months Ended December 31, 2007 and 2006

Revenues
 Revenues for the nine months ended December 31, 2007, were $228,217 as compared to $320,592 for the comparable nine months ended December31, 2006. The decrease in revenues of $92,375 was mainly attributable to decreased bulk Soltron® enzyme sales to a major distributor for private labeling aggregating $30,000 and decreased sales to our major Soltron® distributor aggregating $57,375. Sales to our major distributors do not recur on a consistent quarterly basis, and have decreased due to slower commercial sales in California and overseas markets.

Gross Profit
Gross profit for the current nine months ended December 31, 2007, was $132,951, or 58.3%, as compared to the nine months ended December 31, 2006, of $181,828, or 56.7%. Total gross profit generated for the nine months ended December  31, 2007, decreased $48,877 from the prior year comparable period and was mainly due to the fact that no revenues were  generated in the quarter ended September 30, 2007. The increase in gross profit margin of 1.6% resulted primarily from higher margins on sales of bulk enzyme product as compared to sales of bulk Soltron® product. Our sales mix in the current year period are comprised of enzyme product of 65.7% and  Soltron® product of 34.3%, as compared to the prior year period sales mix of enzyme product of 56.2% and  for private labeling of 43.8%.

Operating Expenses
Operating expenses for the nine months ended December 31, 2007, were $288,557 as compared to $281,988 for the comparable period ended December 31, 2006, which constitutes an increase of $6,569. The increase is primarily comprised of increases in accounting and legal fees incurred in getting our SEC reporting current of $10,432 and administration compensation and consulting of $1,900.These increases were offset by decreased sales and marketing costs aggregating $6,079.

Net (Loss)
The Company’s net (loss) for the nine months ended December 31, 2007, was $(211,233) as compared to net (loss) of $(89,968) for the comparable period ending December 31, 2006. The increase in net (loss) for the current period of $(121,265) is attributable to the Company generating no revenues and gross profit during the three month period ending September 30, 2007, and the Company recognizing a $55,000 charge to operations for costs associated with debt conversion.

Plan of Operation

We continue to historically report significant losses. Nevertheless, we believe that we may be able to continue to reduce our operating losses based on increasing Soltron® enzyme concentrate sales product sales for private labeling.  As a result of discussions with distributors we anticipate increased sales of the Soltron® during 2008, mainly in the area of sales Soltron®   enzyme concentrate and potential increased Soltron® product sales overseas.

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

Part of our business plan is to arrange adequate financing to assist the Company to implement our business strategies. The Company anticipates continuing to explore the expansion of additional product lines or business segments with environmentally friendly products with established marketplaces and to accomplish these through mergers and acquisitions. We are also going to concentrate on revenue based acquisitions and projects that address environmental challenges such as climate change, renewable energy development and reduction of “carbon footprints”. Our objective is to capitalize on the growth potential in the global environmental market.

We have brought all our financial reporting requirements current. On January 14, 2008, we resumed trading on the OTCBB. We are now a fully reporting company and structured to launch our strategies involving board appointments, acquisitions and financing facilities.

Liquidity and Capital Reserves

Product sales did not provide sufficient working capital to fund our operations during the nine months ended December 31, 2007. Our operating activities used $(43,528) of cash during the period. During this period, we received increased customer advances of $59,400 to help cover this utilization. During the comparative period for the previous year, we provided $42,880 from operating activities, which was offset by decreasing customer advances by $28,371.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures as of December 31, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended December 31, 2007, there were no changes in the our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES:

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLPOWER CORPORATION

Date: February 13, 2008	By:	/s/ James H. Hirst
James H. Hirst
Chief Executive Officer, President, Director and Principal Accounting Officer